Form 10-Q
period 2021-03-31
D & Z Media Acquisition Corp.
filed 2021-05-24
CIK 1830374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number: 001-39934

D and Z Media Acquisition Corp.

(Exact name of registrant as specified in its charter)

Delaware	85-3390360
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2870 Peachtree Road NW, Suite 509 Atlanta, GA	30305
(Address of principal executive offices)	(Zip Code)

(404) 585-8233

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A Common Stock and one-third of one Warrant	DNZ.U	The New York Stock Exchange
Class A Common Stock, par value $0.0001 per share	DNZ	The New York Stock Exchange
Warrants, each whole warrant exercisable for one share of Class A Common Stock at an exercise price of $11.50	DNZ WS	The New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☒  No  ☐

As of May 24, 2021, there were 28,750,000 shares of Class A common stock, par value $0.0001 per share, and 7,187,500 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

D AND Z MEDIA ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

D AND Z MEDIA ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2021	2020
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash	$524,006	$9,325
Current portion prepaid expenses	394,708	1,971
Total current assets	918,714	11,296

Prepaid expenses, net of current portion	304,167	-
Deferred offering costs	-	219,620
Marketable securities held in Trust Account	287,502,977	-

TOTAL ASSETS	$288,725,858	$230,916

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$809,018	$100,000
Due to related party	15,000	-
Promissory note - related party	-	159,625
Total current liabilities	824,018	259,625

Deferred underwriting fee payable	10,062,500	-
Warrant liability	8,861,000	-

TOTAL LIABILITIES	19,747,518	259,625

Commitments (Note 7)
Common stock subject to possible redemption, 26,397,833 and 0 shares at redemption value as of March 31, 2021 and December 31, 2020, respectively	263,978,330	-

Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized;
none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 2,352,167 and 0 shares issued and outstanding (excluding 26,397,833 shares subject to possible redemption)	235	-
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 7,187,500 shares issued and outstanding	719	719
Additional paid-in capital	6,416,525	24,281
Accumulated deficit	(1,417,469)	(53,709)
Total stockholders’ equity (deficit)	5,000,010	(28,709)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$288,725,858	$230,916

See accompanying notes to unaudited condensed financial statements.

D AND Z MEDIA ACQUISITION CORP.

CONDENSED STATEMENT OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

General and administrative expenses	$1,366,737
Loss from operations	(1,366,737)

Other income
Interest income	2,977

Net loss	$(1,363,760)

Weighted average shares outstanding, Class A common stock subject to possible redemption, basic and diluted	18,249,841
Basic and diluted net income per Class A common stock subject to possible redemption	$0.00
Weighted average shares outstanding, Class A and Class B non-redeemable common stock, basic and diluted	8,743,215
Basic and diluted net loss per Class A and Class B non-redeemable common stock	$(0.16)

See accompanying notes to unaudited condensed financial statements.

D AND Z MEDIA ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

	Common Stock				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders (Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2020	-	$-	7,187,500	$719	$24,281	$(53,709)	$(28,709)
Sale of units in initial public offering	28,750,000	2,875	-	-	278,636,125	-	278,639,000
Sale of private placement warrants	-	-	-	-	7,650,000	-	7,650,000
Offering costs charged to stockholders’ equity	-	-	-	-	(15,978,191)	-	(15,978,191)
Change in Class A common stock subject to possible redemption	(26,397,833)	(2,640)	-	-	(263,975,690)	-	(263,978,330)
Share based compensation cost	-	-	-	-	60,000	-	60,000
Net loss	-	-	-	-	-	(1,363,760)	(1,363,760)
Balance -March 31, 2021 (unaudited)	2,352,167	$235	7,187,500	$719	$6,416,525	$(1,417,469)	$5,000,010

See accompanying notes to unaudited condensed financial statements.

D AND Z MEDIA ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,363,760)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income earned on investment held in Trust Account	(2,977)
Share based compensation cost	60,000
Changes in operating assets and liabilities:
Prepaid expenses	(696,904)
Accounts payable and accrued expenses	709,018
Due to related party	15,000

Net cash used in operating activities	(1,279,623)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash deposited into Trust Account	(287,500,000)

Net cash used in investing activities	(287,500,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of Units in Public Offering	287,500,000
Proceeds from sale of Private Placement Warrants	7,650,000
Proceeds of promissory note - related party	56,367
Payment of promissory note - related party	(215,992)
Payment of offering costs	(5,696,071)

Net cash provided by financing activities	289,294,304

NET INCREASE IN CASH	514,681

CASH BEGINNING OF PERIOD	9,325

CASH END OF PERIOD	$524,006

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

Deferred underwriting commission charged to additional paid-in capital	$10,062,500

Initial value of Class A common stock subject to possible redemption	$264,932,430

Change in initial value of Class A common stock subject to possible redemption	$(954,100)

See accompanying notes to unaudited condensed financial statements.

D AND Z MEDIA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Description of Organization and Business Operations

D and Z Media Acquisition Corp. (the “Company”) was incorporated in Delaware on October 7, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). Although the Company is not limited to a particular industry or sector for purposes of consummating a Business Combination, the Company intends to focus its search for a target business in the media and education technology (ed-tech) sectors. The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

As of March 31, 2021, the Company had not commenced any operations. All activity through March 31, 2021 relates to the Company’s formation and the initial public offering (“IPO”) described below and since completion of the IPO, searching for a target with which to consummate a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is D and Z Media Holdings LLC, a Delaware limited liability company (the “Sponsor”).

Initial Public Offering

On January 28, 2021, the Company consummated the IPO, including the full over-allotment option exercised by the underwriters on January 26, 2021, of 28,750,000 units (the “Units” and, with respect to the Class A common stock and warrants included in the Units, the “Public Shares” and “Public Warrants”, respectively), at $10.00 per Unit, generating gross proceeds of $287,500,000, which is discussed in Note 4. Simultaneously with the closing of the IPO, the Company consummated the sale of private placement warrants (“Private Placement Warrants”, and together with the Public Warrants, the “Warrants”) at a price of $1.50 per warrant in a private placement to the Sponsor and Loop Capital Markets LLC (“Loop”), generating gross proceeds of $7,650,000 which is described in Note 5.

Initial Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete a Business Combination having an aggregate fair market value of at least 80% of the assets held in the Trust Account (as defined below) (excluding deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 7) and taxes payable on income earned on the Trust Account) at the time of the agreement to enter into an initial Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended (the “Investment Company Act”). Following the closing of the IPO on January 28, 2021, a total of $287,500,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in a trust account (“Trust Account”), located in the United States and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account, as described below.

D AND Z MEDIA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Description of Organization and Business Operations - Continued

The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to public stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 7). There will be no redemption rights upon the completion of a Business Combination with respect to the Warrants.

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law or stock exchange requirements and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Company’s initial stockholders, officers and directors have agreed to vote their Founder Shares (as defined in Note 6) and any Public Shares purchased during or after the IPO in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction.

Notwithstanding the above, if the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Amended and Restated Certificate of Incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Public Shares, without the prior consent of the Company.

The Company’s initial stockholders, officers and directors have agreed (i) to waive their redemption rights with respect to the Founder Shares and Public Shares held by them in connection with the completion of a Business Combination, (ii) not to propose an amendment to the Company’s Amended and Restated Certificate of Incorporation that would modify the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or with respect to any other material provisions relating to stockholders’ rights or pre-initial Business Combination activity, unless the Company provides the public stockholders with the opportunity to redeem their shares in conjunction with any such amendment and (iii) to waive their redemption rights with respect to the Founder Shares and Public Shares held by them in connection with a stockholder vote to approve an amendment referred to in clause (ii).

D AND Z MEDIA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Description of Organization and Business Operations - Continued

The Company will have until January 28, 2023 to consummate a Business Combination (as such period may be extended pursuant to the Amended and Restated Certificate of Incorporation, the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes (less up to $100,000 to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

The Company’s initial stockholders, officers and directors agreed to waive their right to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Company’s initial stockholders, officers or directors acquire Public Shares in or after the IPO, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commissions (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the IPO price per Unit ($10.00).

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Risks and Uncertainties

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the “COVID-19 outbreak”). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve. The impact of the COVID-19 outbreak on the Company’s financial position will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions. These developments and the impact of the COVID-19 outbreak on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, the Company’s financial position may be materially adversely affected. Additionally, the Company’s ability to complete an initial Business Combination may be materially adversely affected due to significant governmental measures being implemented to contain the COVID-19 outbreak or treat its impact, including travel restrictions, the shutdown of businesses and quarantines, among others, which may limit the Company’s ability to have meetings with potential investors or affect the ability of a potential target company’s personnel, vendors and service providers to negotiate and consummate an initial Business Combination in a timely manner. The Company’s ability to consummate an initial Business Combination may also be dependent on the ability to raise additional equity and debt financing, which may be impacted by the COVID-19 outbreak and the resulting market downturn. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

D AND Z MEDIA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 2—Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of the financial position as of March 31, 2021 and the results of operations and cash flows for the period presented and should be read in conjunction with the Company’s final prospectus for its IPO as filed with the SEC on January 27, 2021, as well as the Company’s Current Reports on Form 8-K, as filed with the SEC on January 29, February 3 (except as noted below) and March 15, 2021. The interim results for the period ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

As described in Note 3 – Restatement of Previously Issued Balance Sheet, the Company’s balance sheet as of January 28, 2021 included in the Current Report on Form 8-K filed with the SEC on February 3, 2021 was misstated due to a misapplication of accounting guidance related to the Warrants included in the audited balance sheet as of January 28, 2021. The restatement of the January 28, 2021 audited balance sheet is included in Note 3 – Restatement of Previously Issued Balance Sheet.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

D AND Z MEDIA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 2—Significant Accounting Policies - Continued

Liquidity and Capital Resources

As of March 31, 2021, the Company had $524,006 of cash and cash equivalents and a working capital of approximately $94,696.

In addition, in May 2021, the Company received a Commitment Letter from the Sponsor whereby the Sponsor commits to funding any working capital shortfalls through the earlier of an initial Business Combination or the Company’s liquidation. The loans would be issued as required and each loan would be evidenced by a promissory note, up to an aggregate of $125,000. The loans will be non-interest bearing, unsecured and payable upon the consummation of the Company’s initial Business Combination or at the holder’s discretion, convertible into warrants of the Company at a price of $1.50 per warrant. If the Company does not complete a Business Combination, any such loans will be forgiven (see Notes 6 and 10).

Until consummation of its Business Combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash and cash equivalents. The Company did not have any cash equivalents as of March 31, 2021 or December 31, 2020.

Marketable Securities Held in Trust Account

At March 31, 2021, the assets held in the Trust Account were held in money market funds which invest in U.S. Treasury securities. During the three months ended March 31, 2021, the Company did not withdraw any of the interest income from the Trust Account to pay its tax obligations.

D AND Z MEDIA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 2—Significant Accounting Policies - Continued

Fair Value Measurements

Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 820 “Fair Value Measurements and Disclosures” (“ASC 820”) defines fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between the buyer and the seller at the measurement date. In determining fair value, the valuation techniques consistent with the market approach, income approach and cost approach shall be used to measure fair value. ASC 820 establishes a fair value hierarchy for inputs, which represent the assumptions used by the buyer and seller in pricing the asset or liability. These inputs are further defined as observable and unobservable inputs. Observable inputs are those that buyer and seller would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s assumptions about the inputs that the buyer and seller would use in pricing the asset or liability developed based on the best information available in the circumstances.

The fair value hierarchy is categorized into three levels based on the inputs as follows:

Level 1 – Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not being applied. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

Level 2 – Valuations based on (i) quoted prices in active markets for similar assets and liabilities, (ii) quoted prices in markets that are not active for identical or similar assets, (iii) inputs other than quoted prices for the assets and liabilities, or (iv) inputs that are derived principally from or corroborated by market through correlation or other means.

Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed consolidated balance sheet as of March 31, 2021 and the balance sheet as of December 31, 2020. The fair values of cash and cash equivalents, prepaid assets, accounts payable and accrued expenses are estimated to approximate the carrying values as of March 31, 2021 and December 31, 2020 due to the short maturities of such instruments.

	Fair Value Measured as of March 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
U.S. Treasury Securities held in Trust Account	$287,502,977	$-	$-	$287,502,977
	$287,502,977	$-	$-	$287,502,977

Liabilities:
Private stock warrant liabilities	$-	$-	$3,111,000	$3,111,000
Public stock warrant liabilities	5,750,000	-	-	5,750,000
	$-	$-	$3,111,000	$8,861,000

The Warrants are accounted for as liabilities pursuant to FASB ASC Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40”) and are measured at fair value as of each reporting period. Changes in the fair value of the Warrants are recorded in the statement of operations each period.

D AND Z MEDIA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 2—Significant Accounting Policies - Continued

As of March 31, 2021, the estimated fair value of the Public Warrants was determined by their public trading price and the estimated fair value of the Private Placement Warrants was determined using a Modified Black-Scholes valuation model using Level 3 inputs. Significant inputs to the valuation are as follows:

As of March 31, 2021

Exercise price	$11.50
Stock price	9.67
Volatility	15.00%
Term	5.00
Risk-free rate	0.92%
Dividend yield	0.00%

The following table presents a summary of the changes in the fair value of the Private Placement Warrants, a Level 3 liability, measured on a recurring basis.

Warrant liabilities at December 31, 2020	$-
Issuance of private warrants	3,111,000
Change in fair value of warrant liabilities	-
Warrant liabilities at March 31, 2021	$3,111,000

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. At March 31, 2021, the Company has not experienced losses on these accounts.

Derivative warrant liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The 9,583,333 Public Warrants issued in connection with the IPO and the 5,100,000 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Warrants issued in connection with the IPO and private placement were initially measured at fair value using the Black-Scholes method for Private Placement Warrants and a Monte Carlo simulation model for Public Warrants. Subsequent to being publicly traded, the Company uses the publicly traded warrant price for Public Warrants and the Black-Scholes method for Private Placement Warrants to estimate fair value at each measurement date.

D AND Z MEDIA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 2—Significant Accounting Policies - Continued

Common Stock Subject to Possible Redemption

The Company accounts for common stock subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock are classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2021, 26,397,833 shares of common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO and were charged to stockholders’ equity upon the completion of the IPO. Accordingly, as of March 31, 2021, offering costs in the aggregate of $15,978,191 have been charged to stockholders’ equity (consisting of $5,635,000 in cash underwriting fees, $9,861,250 in deferred underwriting fees and $481,941 of other offering costs).

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities during the reporting period. Actual results could differ from those estimates.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of March 31, 2021, the Company had deferred tax assets of approximately $287,000, which is presented net of a full valuation allowance.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

D AND Z MEDIA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 2—Summary of Significant Accounting Policies - Continued

Net loss Per Common Stock Shares

Net income (loss) per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. The Company has not considered the effect of the warrants sold in the IPO and private placement to purchase an aggregate of 14,683,333 shares in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s statement of operations includes a presentation of income (loss) per share for Redeemable Class A Common Stock in a manner similar to the two-class method of income (loss) per share. Net income per common share, basic and diluted, for Redeemable Class A Common Stock is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account, net of applicable franchise and income taxes, by the weighted average number of common stock subject to possible redemption outstanding since original issuance.

Net loss per share, basic and diluted, for Non-Redeemable Class A and Class B Common Stock is calculated by dividing the net loss, adjusted for income or loss on marketable securities attributable to Redeemable Class A Common Stock, by the weighted average number of non-redeemable common stock outstanding for the period.

Non-Redeemable Class A and Class B Common Stock includes Founder Shares and non-redeemable shares of common stock as these shares do not have any redemption features. Non-Redeemable Class A and Class B Common Stock participates in the income or loss on marketable securities based on non-redeemable common stock shares’ proportionate interest.

Three Months Ended March 31, 2021
Redeemable Class A Common Stock
Numerator: Earnings allocable to Redeemable Class A Common Stock
Interest earned on marketable securities held in Trust Account	$2,977
Net income allocable to shares subject to possible redemption	$2,977
Denominator: Weighted Average Redeemable Class A Common Stock
Basic and diluted weighted average shares outstanding	18,249,841
Basic and diluted net income per share	$0.00
Non-Redeemable Class A and Class B Common Stock
Numerator: Net Loss minus Net Earnings
Net loss	$(1,363,760)
Net loss allocable to Redeemable Class A Common Stock	(2,977)
Non-Redeemable Net Loss	$(1,366,737)
Denominator: Weighted Average Non-Redeemable Class A and Class B Common Stock
Basic and diluted weighted average shares outstanding	8,743,215
Basic and diluted net loss per share	$(0.16)

Recent Accounting Standards

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Note 3—Restatement of Balance Sheet

In May 2021, the Company concluded that, because of a misapplication of the accounting guidance related to its Public Warrants and Private Placement Warrants issued in connection with the IPO, the Company’s previously issued balance sheet as of January 28, 2021 included in the Current Report on Form 8-K filed with the SEC on February 3, 2021 should no longer be relied upon. As such, the Company is restating its balance sheet as of January 28, 2021 as shown below.

On April 12, 2021, the staff of the SEC (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance, the Warrants were accounted for as equity within the Company’s previously reported balance sheet, and after discussion and evaluation, including with the Company’s independent registered public accounting firm, management concluded that the Warrants should be presented as liabilities with subsequent fair value remeasurement.

D AND Z MEDIA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 3—Restatement of Balance Sheet - Continued

Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheet, based on the Company’s application of ASC 815-40. The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. The Company reassessed its accounting for Warrants issued in connection with the IPO, in light of the SEC Staff’s published views. Based on this reassessment, management determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in the Company’s statement of operations each reporting period.

Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued balance sheet as of January 28, 2021 should be restated because of a misapplication of the accounting guidance related to the Warrants and should no longer be relied upon.

Impact of the Restatement

The impact of the restatement on the balance sheet as of January 28, 2021 is presented below.

	As of January 28, 2021
	As Previously Reported	Restatement Adjustment	As Restated

Balance Sheet
Total assets	$289,079,142	$-	$289,079,142
Liabilities and Stockholders’ Equity
Total current liabilities	$223,209	$-	$223,209
Deferred underwriting fee payable	10,062,500	-	10,062,500
Warrant liabilities	-	8,861,000	8,861,000
Total liabilities	10,285,709	8,861,000	19,146,709
Common stock, subject to possible redemption	273,793,430	(8,861,000)	264,932,430
Stockholders’ equity
Preferred stock- $0.001 par value	-	-	-
Class A common stock, $0.0001 par value	137	89	226
Class B common stock, $0.0001 par value	719	-	719
Additional paid-in-capital	5,071,356	331,078	5,402,434
Retained earnings (deficit)	(72,209)	(331,167)	(403,376)
Total stockholders’ equity	5,000,003	-	5,000,003
Total liabilities and stockholders’ equity	$289,079,142	$-	$289,079,142

Note 4—Initial Public Offering

Pursuant to the IPO, the Company sold 28,750,000 Units at a purchase price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-third of one redeemable Public Warrant. Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price $11.50 per share, subject to adjustment. Each Public Warrant will become exercisable on the later of 30 days after the completion of the initial Business Combination or January 28, 2022 and will expire five years after the completion of the initial Business Combination or earlier upon redemption or liquidation (see Note 8).

Note 5—Private Placement

Simultaneously with the closing of the IPO, the Sponsor and Loop purchased 4,915,217 Private Placement Warrants and 184,783 Private Placement Warrants, respectively, for an aggregate of 5,100,000 Private Placement Warrants at a price of $1.50 per Private Placement Warrant, for a total purchase price of $7,650,000 in a private placement. A portion of the proceeds from the private placement was added to the proceeds from the IPO held in the Trust Account.

D AND Z MEDIA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 5—Private Placement - Continued

Each Private Placement Warrant is identical to the Public Warrants underlying the Units sold in the IPO, except that (1) the Private Placement Warrants and the shares of Class A common stock issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions, (2) the Private Placement Warrants are non-redeemable, (3) the Private Placement Warrants may be exercised by the holders on a cashless basis and (4) the holders of the Private Placement Warrants (including with respect to the shares of Class A common stock issuable upon exercise of the Private Placement Warrants) are entitled to registration rights. If the Private Placement Warrants are held by someone other than the Sponsor, Loop or their permitted transferees, the Private Placement Warrants will be redeemable by the Company in all redemption scenarios and exercisable by such holders on the same basis as the Public Warrants. In addition, the Private Placement Warrants held by Loop may not be exercised after January 25, 2026.

Note 6—Related Party Transactions

Founder Shares

On October 19, 2020, the Sponsor subscribed to purchase 7,187,500 shares of the Company’s Class B common stock, par value $0.0001 per share (the “Founder Shares”), and fully paid for those shares on October 20, 2020. In December 2020, the Sponsor transferred 25,000 Founder Shares to each of Christine Zhao, Louise Sams, Scott Kurnit, Matt Blank and Dan Rosensweig and 50,000 Founder Shares to Brian Grazer at their original purchase price. In January 2021, the Sponsor transferred 100,000 Founder Shares to Loop at their original purchase price. The transfer of these Founder Shares resulted in the Sponsor holding 6,912,500 Founder Shares. The owners of the Founder Shares had agreed to forfeit up to 937,500 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriter, so that the Founder Shares represent 20% of the Company’s issued and outstanding shares after the IPO. The over-allotment was exercised in full on January 26, 2021 and none of the shares were forfeited.

The initial stockholders have agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (A) one year after the completion of the initial Business Combination or (B) subsequent to the initial Business Combination, (x) if the last reported sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Related Party Loans

On October 19, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the IPO pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable on the earlier of March 31, 2021 and the completion or abandonment of the IPO. As of December 31, 2020, the Company had an outstanding balance of $159,625 and received an additional $56,367 of loan proceeds in January 2021. The total loan balance outstanding of $215,992 was paid back on January 29, 2021.

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. To date, the Company had no borrowings under the Working Capital Loans.

D AND Z MEDIA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 6—Related Party Transactions - Continued

Service and Administrative Fees

The Company has agreed, commencing on January 26, 2021, to pay the Sponsor a total of $15,000 per month for office space, secretarial and administrative support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of March 31, 2021, the Company owed $15,000 for March 2021 service and administrative fee.

Service Agreement

In February 2021, the Sponsor entered into a Strategic Services Agreement with the Company’s Chief Financial Officer (CFO) to provide services to the Company. The Sponsor agreed to pay the CFO $30,000 on a monthly basis for services until the earlier of the Company completing a Business Combination or January 31, 2022. In accordance with SEC Staff Accounting Bulletin (SAB) 5T, “Accounting for Expenses or Liabilities Paid by Principal Stockholder,” the Company recorded a $60,000 share based compensation cost with a credit to additional paid-in capital for the three month period ended March 31, 2021.

Note 7—Commitments

Registration Rights

The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans, if any, and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares are entitled to registration rights pursuant to a registration rights agreement signed on January 25, 2021, the effective date of the IPO. These holders are entitled to certain demand and “piggyback” registration rights. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters are also entitled to $0.35 per Unit of the gross proceeds of the IPO, totaling $10,062,500. This fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Note 8—Stockholders’ Equity

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock—The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. At March 31, 2021, there were 2,352,167 Class A shares issued or outstanding, excluding 26,397,833 Class A shares subject to possible redemption.

D AND Z MEDIA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 8—Stockholders’ Equity - Continued

Class B Common Stock—The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. The Sponsor subscribed to purchase 7,187,500 Founder Shares, which was fully paid on October 20, 2020. In December 2020, the Sponsor transferred 25,000 Founder Shares to each of Christine Zhao, Louise Sams, Scott Kurnit, Matt Blank and Dan Rosensweig and 50,000 Founder Shares to Brian Grazer at their original purchase price. In January 2021, the Sponsor transferred 100,000 Founder Shares to Loop at their original purchase price. The transfer of these Founder Shares resulted in the Sponsor holding 6,912,500 Founder Shares.

Stockholders of record are entitled to one vote for each share held on all matters to be voted on by stockholders. Holders of the Class A common stock and holders of the Class B common stock will vote together as a single class on all matters submitted to a vote of the Company’s stockholders, except as required by law.

The shares of Class B common stock will automatically convert into Class A common stock concurrently with or immediately following the consummation of the initial Business Combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as described herein. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts issued in the IPO and related to the closing of the initial Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the then-outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding after such conversion (after giving effect to any redemptions of shares of Class A common stock by public stockholders), plus all shares of Class A common stock issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued in connection with or in relation to the consummation of the initial Business Combination (excluding any shares of Class A common stock or equity-linked securities or rights issued or issuable to any seller in the initial Business Combination and any Private Placement Warrants issued to the Sponsor or an affiliate of the Sponsor or the Company’s officers and directors upon conversion of Working Capital Loans), minus the number of shares of Class A common stock redeemed in connection with the initial Business Combination, provided that such conversion will never occur on a less than one-for-one basis.

Note 9—Warrant Liabilities

Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) January 28, 2022; provided in each case that the Company has an effective registration statement under the Securities Act covering the issuance of the shares of Class A common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permits holders to exercise their Public Warrants on a cashless basis under the circumstances specified in the warrant agreement). The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use its best efforts to file, and within 60 business days following the initial Business Combination to have declared effective, a registration statement covering the issuance of the shares of Class A common stock issuable upon exercise of the Warrants and to maintain a current prospectus relating to those shares of Class A common stock until the Warrants expire or are redeemed; provided, that if the Class A common stock is at the time of any exercise of a Warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their Warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, but it will be required to use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. The Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

D AND Z MEDIA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 9—Warrant Liabilities - Continued

The Warrants have an exercise price of $11.50 per share. If (x) the Company issue additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors, and in the case of any such issuance to the initial stockholders or their affiliates, without taking into account any Founder Shares held by them prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the Initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s shares of Class A common stock during the 20 trading day period starting on the trading after the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of each warrant will be adjusted (to the nearest cent) such that the effective exercise price per full share will be equal to 115% of the higher of (i) the Market Value and (ii) the Newly Issued Price, and the $18.00 per share redemption trigger price described below will be adjusted (to the nearest cent) to be equal to 180% of the higher of (i) the Market Value and (ii) the Newly Issued Price.

The Private Placement Warrants are identical to the Public Warrants, except that (1) the Private Placement Warrants and the shares of Class A common stock issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions, (2) the Private Placement Warrants are non-redeemable, (3) the Private Placement Warrants may be exercised by the holders on a cashless basis and (4) the holders of the Private Placement Warrants (including with respect to the shares of Class A common stock issuable upon exercise of the Private Placement Warrants) are entitled to registration rights. If the Private Placement Warrants are held by someone other than the Sponsor, Loop or their permitted transferees, the Private Placement Warrants will be redeemable by the Company in all redemption scenarios and exercisable by such holders on the same basis as the Public Warrants. In addition, the Private Placement Warrants held by Loop may not be exercised after January 25, 2026.

The Company may call the Public Warrants for redemption:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption; and

●	if, and only if, the last reported sale price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like and for certain issuances of Class A common stock and equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination) for any 20 trading days within the 30-trading day period ending on the third business day prior to the date on which the Company sends the notice of redemption to the warrant holders.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement.

In no event will the Company be required to net cash settle any warrant. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of Warrants will not receive any of such funds with respect to their Warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such Warrants. Accordingly, the Warrants may expire worthless.

Note 10—Subsequent Events

The Company evaluated events that have occurred after the balance sheet date through the date on which the financial statements were issued. Based upon this review, except as set forth below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

In May 2021, the Company received a Commitment Letter from the Sponsor whereby the Sponsor commits to funding any working capital shortfalls through the earlier of an initial Business Combination or the Company’s liquidation. The loans would be issued as required and each loan would be evidenced by a promissory note, up to an aggregate of $125,000. The loans will be non-interest bearing, unsecured and payable upon the consummation of the Company’s initial Business Combination or at the holder’s discretion, convertible into warrants of the Company at a price of $1.50 per warrant. If the Company does not complete a Business Combination, any such loans will be forgiven (see Notes 2 and 6).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this Quarterly Report on Form 10-Q (this “Quarterly Report”) to “we,” “us” or the “Company” refer to D and Z Media Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to D and Z Media Holdings LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of this Quarterly Report and the final prospectus for our initial public offering (“Initial Public Offering”) filed with the U.S. Securities and Exchange Commission (the “SEC”) on January 27, 2021. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated on October 7, 2020 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). We intend to effectuate our initial Business Combination using cash from the proceeds of our Initial Public Offering and the private placement of the private placement warrants (the “Private Placement Warrants”) that occurred simultaneously with the consummation of our Initial Public Offering (the “Private Placement”), the proceeds of the sale of our shares in connection with our initial Business Combination, shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.

We expect to continue to incur significant costs in the pursuit of our initial Business Combination. We cannot assure you that our plans to raise capital or to complete our initial Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through March 31, 2021 were organizational activities and those necessary to prepare for our Initial Public Offering, described below, and, since our Initial Public Offering, our activity has been limited to identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account established for the benefit of our public stockholders (the “Trust Account”). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, our initial Business Combination.

For the three months ended March 31, 2021, we had a net loss of $1,363,760, which consisted of operating costs of $1,366,737, offset by interest income on marketable securities held in the Trust Account of $2,977.

Liquidity and Capital Resources

Until the consummation of our Initial Public Offering, our only source of liquidity was an initial purchase of shares of Class B common stock, par value $0.0001 per share (“Founder Shares”), by the Sponsor and loans from the Sponsor.

On January 28, 2021, we consummated our Initial Public Offering of 28,750,000 units (“Units”), including the issuance of 3,750,000 Units as a result of the underwriters’ full exercise of their over-allotment option, at $10.00 per Unit, generating gross proceeds of $287,500,000. Simultaneously with the consummation of our Initial Public Offering, we consummated the Private Placement of an aggregate of 5,100,000 Private Placement Warrants to the Sponsor and Loop Capital Markets LLC (“Loop Capital”) at a price of $1.50 per Private Placement Warrant, generating gross proceeds of $7,650,000.

Following our Initial Public Offering and the Private Placement, a total of $287,500,000 was placed in the Trust Account. We incurred $16,309,358 in transaction costs, consisting of $5,750,000 in cash underwriting fees, $10,062,500 of deferred underwriting fees and $496,858 of other offering costs.

For the three months ended March 31, 2021, cash used in operating activities was $1,279,623. Net loss of $1,363,760 was affected by interest earned on marketable securities held in the Trust Account of $2,977, share based compensation cost of $60,000 and changes in operating assets and liabilities, which provided $27,114 of cash from operating activities.

As of March 31, 2021, we had cash and marketable securities held in the Trust Account of $287,502,977. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (excluding deferred underwriting commissions), to complete our initial Business Combination. We may withdraw interest to pay our taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2021, we had cash held outside the Trust Account of $524,006. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our officers and directors may loan us funds as may be required. If we complete our initial Business Combination, we would repay such loaned amounts. In the event that our initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants identical to the Private Placement Warrants, at a price of $1.50 per warrant at the option of the lender.

In May 2021, we received a Commitment Letter from the Sponsor whereby the Sponsor commits to funding any working capital shortfalls through the earlier of an initial Business Combination or our liquidation. The loans would be issued as required and each loan would be evidenced by a promissory note, up to an aggregate of $125,000. The loans will be non-interest bearing, unsecured and payable upon the consummation of our initial Business Combination or at the holder’s discretion, convertible into warrants at a price of $1.50 per warrant. If we do not complete a Business Combination, any such loans will be forgiven.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business prior to our initial Business Combination. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing to complete our initial Business Combination, either because the transaction requires more cash than is available from the proceeds held in the Trust Account or because we become obligated to redeem a significant number of our public shares upon completion of the Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. If we are unable to complete our initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of the consummation of a Business Combination or one year from this filing.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2021.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or other long-term liabilities, other than an agreement to pay the Sponsor a monthly fee of $15,000 for office space and secretarial and administrative services. We began incurring these fees on January 26, 2021 and will continue to incur these fees monthly until the earlier of the completion of our initial Business Combination and our liquidation. The Sponsor is obligated to pay $30,000 per month to Mark Wiltamuth, our Chief Financial Officer, for his services prior to the consummation of our initial Business Combination, subject to the terms of an agreement between the Sponsor and Mr. Wiltamuth that was entered into after the consummation of our Initial Public Offering.

The underwriters of our Initial Public Offering are entitled to a deferred fee of $0.35 per Unit, or $10,062,500 in the aggregate. Subject to the terms of the underwriting agreement, (i) the deferred fee was placed in the Trust Account and will be released to the underwriters only upon the completion of our initial Business Combination and (ii) the deferred fee will be waived by the underwriters in the event that we do not complete a Business Combination.

Critical Accounting Policies and Estimates

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Net Loss Per Common Stock Share

Net income (loss) per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. We have not considered the effect of the warrants sold in our Initial Public Offering and the Private Placement to purchase an aggregate of 14,683,333 shares in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

Our statement of operations includes a presentation of income (loss) per share for Redeemable Class A Common Stock in a manner similar to the two-class method of income (loss) per share. Net income per common share, basic and diluted, for Redeemable Class A Common Stock is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account, net of applicable franchise and income taxes, by the weighted average number of common stock subject to possible redemption outstanding since original issuance.

Net loss per share, basic and diluted, for Non-Redeemable Class A and Class B Common Stock is calculated by dividing the net loss, adjusted for income or loss on marketable securities attributable to Redeemable Class A Common Stock, by the weighted average number of non-redeemable common stock outstanding for the period.

Non-Redeemable Class A and Class B Common Stock includes Founder Shares and non-redeemable shares of common stock as these shares do not have any redemption features. Non-Redeemable Class A and Class B Common Stock participates in the income or loss on marketable securities based on non-redeemable common stock shares’ proportionate interest.

Public Warrants and Private Placement Warrants

We account for the public warrants and the Private Placement Warrants issued in connection with our Initial Public Offering in accordance with ASC Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity, under which the warrants do not meet the criteria for equity classification and must be recorded as liabilities. As the warrants meet the definition of a derivative as contemplated in ASC 815, the warrants are measured at fair value at inception and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the statements of operations in the period of change.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal quarter ended March 31, 2021. Based upon this evaluation, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were not effective as of March 31, 2021, due solely to the material weakness in our internal control over financial reporting described below in “Changes in Internal Control Over Financial Reporting.” In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter of 2021 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our previously issued balance sheet described below had not yet been identified.

Our internal control over financial reporting did not result in the proper classification of our warrants within our previously issued balance sheet as of January 28, 2021 included in our Current Report on Form 8-K filed with the SEC on February 3, 2021. On April 12, 2021, the staff of the SEC (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on January 28, 2021, our warrants were accounted for as equity within our balance sheet, and after discussion and evaluation, including with our independent registered public accounting firm, management concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement.

Therefore, in consultation with the audit committee of our board of directors, we concluded that, because of a misapplication of the accounting guidance related to our warrants issued in connection with our Initial Public Offering, our previously issued balance sheet as of January 28, 2021 should no longer be relied upon. As such, we are restating our balance sheet as of January 28, 2021 in this Quarterly Report, as described in Note 3 of the notes to the financial statements included herein.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the final prospectus for our Initial Public Offering filed with the SEC on January 27, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. Except as set forth below, as of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in the final prospectus for our Initial Public Offering, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

As the number of special purpose acquisition companies increases, there may be more competition to find an attractive target for an initial business combination. This could increase the costs associated with completing our initial business combination and may result in our inability to find a suitable target for our initial business combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many companies have entered into business combinations with special purpose acquisition companies, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many additional special purpose acquisition companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, effort and resources to identify a suitable target for an initial business combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find a suitable target for and/or complete our initial business combination.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

In recent months, the market for directors and officers liability insurance for special purpose acquisition companies has changed in ways adverse to us and our management team. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future.

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense and/or accept less favorable terms. Furthermore, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

In addition, after completion of any initial business combination, our directors and officers could be subject to potential liability from claims arising from conduct alleged to have occurred prior to such initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-business combination entity and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

On April 12, 2021, the staff of the SEC (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”), wherein the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to being treated as equity. Specifically, the SEC Staff Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our warrants. As a result of the SEC Staff Statement, we re-evaluated the accounting treatment of our warrants, and pursuant to the guidance in ASC 815-40, determined the warrants should be classified as derivative liabilities measured at fair value on our balance sheet, with any changes in fair value to be reported each period in earnings on our statement of operations.

As a result of the recurring fair value measurement, our financial statements may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

We have identified a material weakness in our internal control over financial reporting as of March 31, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Following the issuance of the SEC Staff Statement, after consultation with our independent registered public accounting firm, our management and our audit committee concluded that, in light of the SEC Staff Statement, it was appropriate to restate our previously issued audited balance sheet as of January 28, 2021. See “—Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.” As part of such process, we identified a material weakness in our internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

We, and following our initial business combination, the post-business combination company, may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

As part of the restatement of our previously issued audited balance sheet as of January 28, 2021, we identified a material weakness in our internal control over financial reporting. As a result of such material weakness, the restatement, the change in accounting for our warrants and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a business combination.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On October 19, 2020, we issued 7,187,500 Founder Shares to the Sponsor for an aggregate purchase price of $25,000, or approximately $0.003 per share, pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. No underwriting discounts or commissions were paid with respect to such issuance. In December 2020, the Sponsor transferred an aggregate of 175,000 Founder Shares to our independent directors and special advisors for their original purchase price. Subsequently, in January 2021, the Sponsor transferred an aggregate of 100,000 Founder Shares to Loop Capital at their original purchase price. The Founder Shares are automatically convertible into shares of Class A common stock, par value $0.0001 per share (“Class A Common Stock”), concurrently with or immediately following the consummation of our initial Business Combination on a one-for-one basis, subject to adjustment.

On January 28, 2021, we consummated our Initial Public Offering of 28,750,000 Units, including the issuance of 3,750,000 Units as a result of the underwriters’ full exercise of their over-allotment option, with each Unit consisting of one share of Class A Common Stock and one-third of one redeemable warrant, each whole warrant entitling the holder thereof to purchase one share of Class A Common Stock at an exercise price of $11.50 per share, subject to adjustment. Each whole warrant will become exercisable on the later of 30 days after the completion of our initial Business Combination or January 28, 2022, and will expire five years after the completion of our initial Business Combination, or earlier upon redemption or liquidation. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $287,500,000.

Goldman Sachs & Co. LLC acted as book running manager and Loop Capital acted as co-manager of our Initial Public Offering. The securities in the offering were registered under the Securities Act on a registration statement on Form S-1 (File No. 333-252000). The SEC declared the registration statement effective on January 25, 2021 (the “Effective Date”).

Simultaneously with the consummation of our Initial Public Offering, we consummated the Private Placement of an aggregate of 5,100,000 Private Placement Warrants to the Sponsor and Loop Capital at a price of $1.50 per Private Placement Warrant, generating gross proceeds of $7,650,000. Such issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. No underwriting discounts or commissions were paid with respect to the Private Placement.

The Private Placement Warrants are identical to the warrants underlying the Units sold in our Initial Public Offering, except that if held by the initial purchasers or their permitted transferees, they (i) may be exercised on a cashless basis, (ii) are not subject to redemption, and (iii) with respect to Private Placement Warrants held by Loop Capital, will not be exercisable more than five years from the Effective Date. If the Private Placement Warrants are held by holders other than the initial purchasers or their permitted transferees, then the Private Placement Warrants will be redeemable by us and exercisable by the holders on the same basis as the warrants included in the Units sold in our Initial Public Offering. In addition, the Private Placement Warrants (and the shares of Class A Common Stock issuable upon exercise of such Private Placement Warrants) are not transferable, assignable or salable until 30 days after the completion of our initial Business Combination, subject to certain limited exceptions, and holders of the Private Placement Warrants (and the shares of Class A Common Stock issuable upon exercise of such Private Placement Warrants) are entitled to registration rights.

We paid a total of $5,750,000 in underwriting discounts and commissions and $496,858 for other costs and expenses related to our Initial Public Offering. In addition, the underwriters agreed to defer $10,062,500 in underwriting discounts and commissions, which amount will be payable upon consummation of our initial Business Combination, if consummated. After deducting the underwriting discounts and commissions (excluding the deferred portion of $10,062,500 in underwriting discounts and commissions) and the offering expenses, the total net proceeds from our Initial Public Offering and the Private Placement was $288,903,142, of which $287,500,000 was placed in the Trust Account.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated January 25, 2021, between the Company and Goldman Sachs & Co. LLC(1)
3.1	Amended and Restated Certificate of Incorporation of the Company(1)
3.2	Bylaws(2)
4.1	Warrant Agreement, dated January 25, 2021, between the Company and Continental Stock Transfer & Trust Company(1)
10.1	Letter Agreement, dated January 25, 2021, among the Company, D and Z Media Holdings LLC, Loop Capital Markets LLC and each of the executive officers and directors of the Company and certain of the special advisors of the Company(1)
10.2	Investment Management Trust Agreement, dated January 25, 2021, between the Company and Continental Stock Transfer & Trust Company(1)
10.3	Warrant Purchase Agreement, dated January 25, 2021, between the Company and D and Z Media Holdings LLC(1)
10.4	Warrant Purchase Agreement, dated January 25, 2021, between the Company and Loop Capital Markets LLC(1)
10.5	Registration Rights Agreement, dated January 25, 2021, among the Company and certain securityholders(1)
10.6	Administrative Services Agreement, dated January 25, 2021, between the Company and D and Z Media Holdings LLC(1)
10.7	Founder Shares Subscription Agreement, dated October 19, 2020, between the Company and D and Z Media Holdings LLC(2)
10.8	Promissory Note issued in favor of D and Z Media Holdings LLC, dated October 19, 2020(2)
10.9	Form of Indemnity Agreement(2)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on January 29, 2021 and incorporated by reference herein.
(2)	Previously filed as an exhibit to our Registration Statement on Form S-1 filed on January 8, 2021 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

D and z media acquisition corp.

Date: May 24, 2021	By:	/s/ Betty Liu
	Name:	Betty Liu
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 24, 2021	By:	/s/ Mark Wiltamuth
	Name:	Mark Wiltamuth
	Title:	Chief Financial Officer
(Principal Accounting Officer and Financial Officer)