Form 10-Q
period 2021-06-30
D & Z Media Acquisition Corp.
filed 2021-08-13
CIK 1830374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

As of August 13, 2021, there were 28,750,000 shares of Class A common stock, par value $0.0001 per share, and 7,187,500 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

  D AND Z MEDIA ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

D AND Z MEDIA ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2021	2020
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash	$257,200	$9,325
Prepaid expenses	385,171	1,971
Total current assets	642,371	11,296

Prepaid expenses, net of current portion	212,917	-
Deferred offering costs	-	219,620
Marketable securities held in Trust Account	287,507,346	-

TOTAL ASSETS	$288,362,634	$230,916

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$894,000	$100,000
Promissory note - related party	-	159,625
Total current liabilities	894,000	259,625

Deferred underwriting fee payable	10,062,500	-
Warrant liability	13,904,333	-

TOTAL LIABILITIES	24,860,833	259,625

Commitments (Note 6)
Common stock subject to possible redemption, 25,850,179 and 0 shares at redemption value as of June 30, 2021 and December 31, 2020, respectively	258,501,791	-

Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 2,899,821 and 0 shares issued and outstanding (excluding 25,850,179 shares subject to possible redemption)	290	-
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 7,187,500 shares issued and outstanding	719	719
Additional paid-in capital	11,983,009	24,281
Accumulated deficit	(6,984,008)	(53,709)
Total stockholders’ equity (deficit)	5,000,010	(28,709)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$288,362,634	$230,916

See accompanying notes to unaudited condensed financial statements.

D AND Z MEDIA ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended	Six Months Ended
	June 30, 2021	June 30, 2021

General and administrative expenses	$(427,575)	$(1,794,312)
Franchise tax expense	(100,000)	(100,000)
Loss from operations	(527,575)	(1,894,312)

Other (loss) income
Change in warrant liability	(5,043,333)	(5,043,333)
Interest income	4,369	7,346

Total other loss	(5,038,964)	(5,035,987)

Net loss	$(5,566,539)	$(6,930,299)

Weighted average shares outstanding, Class A common stock subject to possible redemption, basic and diluted	26,391,748	22,320,794
Basic and diluted net income per Class A common stock subject to possible redemption	$0.00	$0.00
Weighted average shares outstanding, Class A and Class B non-redeemable common stock, basic and diluted	9,545,752	9,144,483
Basic and diluted net loss per Class A and Class B non-redeemable common stock	$(0.58)	$(0.76)

See accompanying notes to unaudited condensed financial statements.

D AND Z MEDIA ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2021

(Unaudited)

	Common Stock				Additional		Total Stockholders’
	Class A		Class B		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance - December 31, 2020	-	$-	7,187,500	$719	$24,281	$(53,709)	$(28,709)

Sale of units in initial public offering	28,750,000	2,875	-	-	278,636,125	-	278,639,000
Sale of private placement warrants	-	-	-	-	7,650,000	-	7,650,000
Offering costs charged to stockholders’ equity	-	-	-	-	(15,978,191)	-	(15,978,191)
Change in Class A common stock subject to possible redemption	(26,397,833)	(2,640)	-	-	(263,975,690)	-	(263,978,330)
Executive compensation	-	-	-	-	60,000	-	60,000
Net loss	-	-	-	-	-	(1,363,760)	(1,363,760)

Balance - March 31, 2021 (unaudited)	2,352,167	235	7,187,500	719	6,416,525	(1,417,469)	5,000,010

Change in Class A common stock subject to possible redemption	547,654	55	-	-	5,476,484	-	5,476,539
Executive compensation	-	-	-	-	90,000	-	90,000
Net loss	-	-	-	-	-	(5,566,539)	(5,566,539)

Balance - June 30, 2021 (unaudited)	2,899,821	$290	7,187,500	$719	$11,983,009	$(6,984,008)	$5,000,010

See accompanying notes to unaudited condensed financial statements.

D AND Z MEDIA ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2021

(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,930,299)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in warrant liability	$5,043,333
Interest income earned on investment held in Trust Account	(7,346)
Executive compensation	150,000
Changes in operating assets and liabilities:
Prepaid expenses	(596,117)
Accounts payable and accrued expenses	794,000

Net cash used in operating activities	(1,546,429)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash deposited into Trust Account	(287,500,000)

Net cash used in investing activities	(287,500,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of Units in Public Offering, net of underwriters discount	282,066,250
Proceeds from sale of Private Placement Warrants	7,650,000
Proceeds of promissory note - related party	56,367
Payment of promissory note - related party	(215,992)
Payment of offering costs	(262,321)

Net cash provided by financing activities	289,294,304

NET INCREASE IN CASH	247,875

CASH BEGINNING OF PERIOD	9,325

CASH END OF PERIOD	$257,200

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

Deferred underwriting commission charged to additional paid-in capital	$10,062,500

Initial value of Class A common stock subject to possible redemption	$264,932,430

Change in initial value of Class A common stock subject to possible redemption	$(6,430,639)

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

As of June 30, 2021, the Company had not commenced any operations. All activity through June 30, 2021 relates to the Company’s formation and the initial public offering (“IPO”) described below and since completion of the IPO, searching for a target with which to consummate a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31st as its fiscal year end.

The Company’s sponsor is D and Z Media Holdings LLC, a Delaware limited liability company (the “Sponsor”).

Initial Public Offering

On January 28, 2021, the Company consummated the IPO, including the full over-allotment option exercised by the underwriters on January 26, 2021, of 28,750,000 units (the “Units” and, with respect to the Class A common stock and warrants included in the Units, the “Public Shares” and “Public Warrants”, respectively), at $10.00 per Unit, generating gross proceeds of $287,500,000, which is discussed in Note 3. Simultaneously with the closing of the IPO, the Company consummated the sale of private placement warrants (“Private Placement Warrants”, and together with the Public Warrants, the “Warrants”) at a price of $1.50 per warrant in a private placement to the Sponsor and Loop Capital Markets LLC (“Loop”), generating gross proceeds of $7,650,000 which is described in Note 4.

Initial Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete a Business Combination having an aggregate fair market value of at least 80% of the assets held in the Trust Account (as defined below) (excluding deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6) and taxes payable on income earned on the Trust Account) at the time of the agreement to enter into an initial Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended (the “Investment Company Act”). Following the closing of the IPO on January 28, 2021, a total of $287,500,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in a trust account (“Trust Account”), located in the United States and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account, as described below.

The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to public stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). There will be no redemption rights upon the completion of a Business Combination with respect to the Warrants.

D AND Z MEDIA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Description of Organization and Business Operations - Continued

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law or stock exchange requirements and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Company’s initial stockholders, officers and directors have agreed to vote their Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the IPO in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction.

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

The Company’s initial stockholders, officers and directors agreed to waive their right to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Company’s initial stockholders, officers or directors acquire Public Shares in or after the IPO, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commissions (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the IPO price per Unit ($10.00).

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

Note 2—Significant Accounting Policies

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

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of the financial position as of June 30, 2021 and the results of operations and cash flows for the period presented and should be read in conjunction with the Company’s final prospectus for its IPO as filed with the SEC on January 27, 2021, as well as the Company’s Current Reports on Form 8-K, as filed with the SEC on January 29, February 3 (except as noted below) and March 15, 2021. The interim results for the period ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

As described in Note 3 – Restatement of Balance Sheet included in the Form 10-Q filed with the SEC on May 24, 2021, the Company’s balance sheet as of January 28, 2021 included in the Current Report on Form 8-K filed with the SEC February 3, 2021 was misstated due to misapplication of accounting guidance related to the Warrants included in the audited balance sheet as of January 28, 2021. The restatement of the January 28, 2021 audited balance sheet was included in the Note 3 – Restatement of Balance Sheet in the Form 10-Q filed on May 24, 2021.

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

Liquidity, Capital Resources and Going Concern

As of June 30, 2021, the Company had $257,200 of cash and cash equivalents and a working capital deficit of $251,629.

In addition, in May 2021, the Company received a Commitment Letter from the Sponsor whereby the Sponsor commits to funding any working capital shortfalls through the earlier of an initial Business Combination or the Company’s liquidation. The loans would be issued as required and each loan would be evidenced by a promissory note, up to an aggregate of $125,000. The loans will be non-interest bearing, unsecured and payable upon the consummation of the Company’s initial Business Combination or at the holder’s discretion, convertible into warrants of the Company at a price of $1.50 per warrant. If the Company does not complete a Business Combination, any such loans will be forgiven (see Note 5). As of June 30, 2021, there were no amounts outstanding under any Working Capital Loans.

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

Other than the Commitment Letter from the Sponsor described above, the Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or one year from this filing. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash and cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 or December 31, 2020.

Marketable Securities Held in Trust Account

At June 30, 2021, the assets held in the Trust Account were held in money market funds which invest in U.S. Treasury securities. During the three months and six months ended June 30, 2021, the Company did not withdraw any of the interest income from the Trust Account to pay its tax obligations.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheet as of June 30, 2021 and the balance sheet as of December 31, 2020. The fair values of cash and cash equivalents, prepaid assets, accounts payable and accrued expenses are estimated to approximate the carrying values as of June 30, 2021 and December 31, 2020 due to the short maturities of such instruments.

	Fair Value Measured as of June 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
U.S. Treasury Securities held in Trust Account	$287,507,346	$-	$-	$287,507,346
	$287,507,346	$-	$-	$287,507,346

Liabilities:
Private stock warrant liabilities	$-	$-	$4,896,000	$4,896,000
Public stock warrant liabilities	9,008,333	-	-	9,008,333
	$9,008,333	$-	$4,896,000	$13,904,333

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

D AND Z MEDIA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 2—Significant Accounting Policies - Continued

As of June 30, 2021, the estimated fair value of the Public Warrants was determined by their public trading price and the estimated fair value of the Private Placement Warrants was determined using a Modified Black-Scholes valuation model using Level 3 inputs. Significant inputs to the valuation are as follows:

As of June 30, 2021

Exercise price	$11.50
Stock price	9.71
Volatility	20.50%
Term	5.00
Risk-free rate	0.87%
Dividend yield	0.00%

The following table presents a summary of the changes in the fair value of the Private Placement Warrants, a Level 3 liability, measured on a recurring basis.

Warrant liabilities at December 31, 2020	$-
Issuance of private warrants	3,111,000
Change in fair value of warrant liabilities	1,785,000
Warrant liabilities at June 30, 2021	$4,896,000

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. At June 30, 2021, the Company has not experienced losses on these accounts.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 2—Significant Accounting Policies - Continued

Common Stock Subject to Possible Redemption

The Company accounts for common stock subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock are classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2021, 25,850,179 shares of common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO and were charged to stockholders’ equity upon the completion of the IPO. Accordingly, as of June 30, 2021, offering costs in the aggregate of $15,978,191 have been charged to stockholders’ equity (consisting of $5,635,000 in cash underwriting fees, $9,861,250 in deferred underwriting fees and $481,941 of other offering costs).

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities during the reporting period. Actual results could differ from those estimates.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2021, the Company had deferred tax assets of approximately $507,000, which is presented net of a full valuation allowance.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Redeemable Class A Common Stock
Numerator: Earnings allocable to Redeemable Class A Common Stock
Interest earned on marketable securities held in Trust Account	$4,369	$7,346
Less: interest available to be withdrawn for payment of taxes	(4,369)	(7,346)
Net income allocable to shares subject to possible redemption	$0.00	$0.00
Denominator: Weighted Average Redeemable Class A Common Stock
Basic and diluted weighted average shares outstanding	26,391,748	22,320,794
Basic and diluted net income per share	$0.00	$0.00
Non-Redeemable Class A and Class B Common Stock
Numerator: Net Loss minus Net Earnings
Net loss	$(5,570,908)	$(6,937,645)
Net loss allocable to Redeemable Class A Common Stock	-	-
Non-Redeemable Net Loss	$(5,570,908)	$(6,937,645)
Denominator: Weighted Average Non-Redeemable Class A and Class B Common Stock
Basic and diluted weighted average shares outstanding	9,545,752	9,144,483
Basic and diluted net loss per share	$(0.58)	$(0.76)

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We are currently assessing the impact, if any, that ASU 2020-06 would have on our financial position, results of operations or cash flows.

D AND Z MEDIA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 2—Significant Accounting Policies - Continued

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Note 3—Initial Public Offering

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

Note 4—Private Placement

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

Note 5—Related Party Transactions

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

D AND Z MEDIA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 5—Related Party Transactions – Continued

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. In May 2021, the Company received a Commitment Letter from the Sponsor whereby the Sponsor commits to funding any working capital shortfalls through the earlier of an initial Business Combination or the Company’s liquidation up to an aggregate of $125,000. The loan will be non-interest bearing, unsecured and payable upon the consummation of the Company’s initial Business Combination or at the holder’s discretion, convertible into warrants of the Company at a price of $1.50 per warrant. If the Company does not complete a Business Combination, any such loans will be forgiven.

Service and Administrative Fees

The Company had agreed, commencing on January 26, 2021, to pay the Sponsor a total of $15,000 per month for office space, secretarial and administrative support until completion of the Business Combination or the Company’s liquidation. On May 25, 2021, the Company and the Sponsor agreed to cease such agreement.

Service Agreement

In February 2021, the Sponsor entered into a Strategic Services Agreement with the Company’s Chief Financial Officer (CFO) to provide services to the Company. The Sponsor agreed to pay the CFO $30,000 on a monthly basis for services until the earlier of the Company completing a Business Combination or January 31, 2022. In accordance with SEC Staff Accounting Bulletin (SAB) 5T, “Accounting for Expenses or Liabilities Paid by Principal Stockholder,” the Company recorded a $90,000 and $150,000 as general and administrative expense with a credit to additional paid-in capital as executive compensation for the three month period ended June 30, 2021 and the six month period ended June 30, 2021, respectively.

Note 6—Commitments

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

D AND Z MEDIA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 7—Stockholders’ Equity

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock—The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. At June 30, 2021, there were 2,899,821 Class A shares issued or outstanding, excluding 25,850,179 Class A shares subject to possible redemption.

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

Note 8—Warrant Liabilities

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

Note 8—Warrant Liabilities - Continued

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

Note 9—Subsequent Events

The Company evaluated events that have occurred after the balance sheet date through the date on which the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We expect to continue to incur significant costs in the pursuit of our initial Business Combination. We cannot assure you that our plans to complete our initial Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through June 30, 2021 were organizational activities and those necessary to prepare for our Initial Public Offering, described below, and, since our Initial Public Offering, our activity has been limited to identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account established for the benefit of our public stockholders (the “Trust Account”). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, our initial Business Combination.

For the three months ended June 30, 2021, we had a net loss of $5,566,539, which consisted of operating costs of $527,575 and change in fair value of warrant liability of $5,043,333 offset by interest income on marketable securities held in the Trust Account of $4,369.

For the six months ended June 30, 2021, we had a net loss of $6,930,299, which consisted of operating costs of $1,894,312 and change in fair value of warrant liability of $5,043,333, offset by interest income on marketable securities held in the Trust Account of $7,346.

Liquidity, Capital Resources and Going Concern

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

For the six months ended June 30, 2021, cash used in operating activities was $1,546,429. Net loss of $6,930,299 was affected by change in fair value of warrant liability of $5,043,333, interest earned on marketable securities held in the Trust Account of $7,346, executive compensation cost of $150,000 and changes in operating assets and liabilities, which provided $197,833 of cash from operating activities.

As of June 30, 2021, we had marketable securities held in the Trust Account of $287,507,346. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (excluding deferred underwriting commissions), to complete our initial Business Combination. We may withdraw interest to pay our taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2021, we had cash held outside the Trust Account of $257,200. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

We expect we will need additional financing in order to meet the expenditures required for operating our business prior to our initial Business Combination. We anticipate the Sponsor will be raising additional funding during the third or fourth quarter of 2021 to be loaned to us as described in the foregoing paragraphs, however we cannot provide any assurances that additional financing will be available to us on commercially acceptable terms, if at all.

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

The foregoing conditions raise substantial doubt about our ability to continue as a going concern until the earlier of the consummation of our initial Business Combination or one year from this filing.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2021.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or other long-term liabilities. We had agreed, commencing on January 26, 2021, to pay the Sponsor a monthly fee of $15,000 for office space and secretarial and administrative services until the earlier of the completion of our initial Business Combination and our liquidation. On May 25, 2021, we agreed with the Sponsor to cease such agreement. The Sponsor is obligated to pay $30,000 per month to Mark Wiltamuth, our Chief Financial Officer, for his services prior to the consummation of our initial Business Combination, subject to the terms of an agreement between the Sponsor and Mr. Wiltamuth that was entered into after the consummation of our Initial Public Offering.

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

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We are currently assessing the impact, if any, that ASU 2020-06 would have on our financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal quarter ended June 30, 2021. Based upon this evaluation, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were not effective as of June 30, 2021, due solely to the material weakness in our internal control over financial reporting described below in “Changes in Internal Control Over Financial Reporting.”

Changes in Internal Control Over Financial Reporting

Except as set forth below, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter of 2021 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our internal control over financial reporting did not result in the proper classification of our warrants within our previously issued balance sheet as of January 28, 2021 included in our Current Report on Form 8-K filed with the SEC on February 3, 2021. On April 12, 2021, the staff of the SEC (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on January 28, 2021, our warrants were accounted for as equity within our balance sheet, and after discussion and evaluation, including with our independent registered public accounting firm, management concluded that our warrants should have been presented as liabilities with subsequent fair value remeasurement.

Therefore, in consultation with the audit committee of our board of directors, on May 23, 2021, we concluded that, because of a misapplication of the accounting guidance related to our warrants issued in connection with our Initial Public Offering, our previously issued balance sheet as of January 28, 2021 should no longer be relied upon. As such, we restated our balance sheet as of January 28, 2021 in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021 filed with the SEC on May 24, 2021.

Notwithstanding the identified material weakness, management believes that the financial statements and related financial information included in this Quarterly Report fairly present, in all material respects, our balance sheets, statements of operations and cash flows as of and for the periods presented.

Remediation Plan

Following the identification of the material weakness described above, we implemented controls in our financial reporting process to incorporate an evaluation of the warrant accounting on a quarterly basis. As part of the evaluation, we hired an experienced technical consulting group to review and analyze our position regarding the accounting for warrants as liabilities vs. equity and to execute the warrant valuations quarterly. The review performed by the technical consulting group includes reviewing the warrant agreement terms and applying those terms to the relevant accounting standards to ensure our warrant accounting position is in compliance with accounting principles generally accepted in the United States of America. As we continue to evaluate and improve our financial reporting process, we may take additional actions to modify certain of the remediation measures described above. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to remediate the material weakness we have identified or avoid potential future material weaknesses.

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

We identified a material weakness in our internal control over financial reporting as of March 31, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of the Company(1)
3.2	Bylaws(2)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data file (formatted as inline XBRL)

*	Filed herewith.
**	Furnished.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on January 29, 2021 and incorporated by reference herein.
(2)	Previously filed as an exhibit to our Registration Statement on Form S-1 filed on January 8, 2021 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

D and z media acquisition corp.

Date: August 13, 2021	By:	/s/ Betty Liu
	Name:	Betty Liu
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2021	By:	/s/ Mark Wiltamuth
	Name:	Mark Wiltamuth
	Title:	Chief Financial Officer
(Principal Accounting Officer and Financial Officer)