Form 10-Q
period 2021-09-30
D & Z Media Acquisition Corp.
filed 2021-11-12
CIK 1830374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

As of November 12, 2021, there were 28,750,000 shares of Class A common stock, par value $0.0001 per share, and 7,187,500 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

D AND Z MEDIA ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Financial Statements
Condensed Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020	1
Condensed Statements of Operations for the three months ended September 30, 2021 and the nine months ended September 30, 2021 (Unaudited)	2
Condensed Statement of Changes in Stockholders’ Equity for the three months ended September 30, 2021 and the nine months ended September 30, 2021 (Unaudited)	3
Condensed Statement of Cash Flows for the nine months ended September 30, 2021 (Unaudited)	4
Notes to Unaudited Condensed Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures About Market Risk	19
Item 4. Controls and Procedures	20
Part II. Other Information
Item 1. Legal Proceedings	21
Item 1A. Risk Factors	21
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3. Defaults Upon Senior Securities	24
Item 4. Mine Safety Disclosures	24
Item 5. Other Information	24
Item 6. Exhibits	24
Signatures	25

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

D AND Z MEDIA ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2021	2020
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash	$894,816	$9,325
Prepaid expenses	370,621	1,971
Total current assets	1,265,437	11,296

Prepaid expenses, net of current portion	121,667	-
Deferred offering costs	-	219,620
Marketable securities held in Trust Account	287,510,322	-

TOTAL ASSETS	$288,897,426	$230,916

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,042,292	$100,000
Promissory note - related party	-	159,625
Total current liabilities	1,042,292	259,625

Working capital loan	650,000	-
Deferred underwriting fee payable	10,062,500	-
Warrant liability	9,250,500	-

TOTAL LIABILITIES	21,005,292	259,625

Commitments (Note 7)
Class A common stock subject to possible redemption, 28,750,000 and 0 at $10.00 redemption value as of September 30, 2021 and December 31, 2020, respectively	287,500,000	-

Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; no shares issued and outstanding	-	-
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 7,187,500 shares issued and outstanding	719	719
Additional paid-in capital	180,000	24,281
Accumulated deficit	(19,788,585)	(53,709)
Total stockholders’ (deficit)	(19,607,866)	(28,709)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$288,897,426	$230,916

See accompanying notes to unaudited condensed financial statements.

D AND Z MEDIA ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2021

Formation and operating costs	$(356,477)	$(2,250,788)
Loss from operations	(356,477)	(2,250,788)

Other (loss) income
Change in warrant liability	4,653,833	(389,500)
Interest income	2,977	10,322

Total other income (loss)	4,656,810	(379,178)

Net income (loss)	$4,300,333	$(2,629,966)

Weighted average shares outstanding, redeemable Class A common stock	28,750,000	25,801,282
Basic and diluted net income (loss) per share, redeemable Class A common stock	$0.12	$(0.08)
Weighted average shares outstanding, non-redeemable common stock	7,187,500	7,187,500
Basic and diluted net income (loss) per share, non-redeemable common stock	$0.12	$(0.08)

See accompanying notes to unaudited condensed financial statements.

D AND Z MEDIA ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2021

(Unaudited)

	Common Stock				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - December 31, 2020	-	$-	7,187,500	$719	$24,281	$(53,709)	$(28,709)

Accretion for Class A common stock to redemption amount	-	-	-	-	(84,281)	(17,204,910)	(17,289,191)
Executive compensation	-	-	-	-	60,000	-	60,000
Net loss	-	-	-	-	-	(1,263,760)	(1,263,760)

Balance - March 31, 2021 (unaudited) (as restated)	-	-	7,187,500	719	-	(18,522,379)	(18,521,660)

Executive compensation	-	-	-	-	90,000	-	90,000
Net loss	-	-	-	-	-	(5,566,539)	(5,566,539)

Balance - June 30, 2021 (unaudited) (as restated)	-	-	7,187,500	719	90,000	(24,088,918)	(23,998,199)

Executive compensation	-	-	-	-	90,000	-	90,000
Net income	-	-	-	-	-	4,300,333	4,300,333

Balance - September 30, 2021 (unaudited)	-	$-	7,187,500	$719	$180,000	$(19,788,585)	$(19,607,866)

See accompanying notes to unaudited condensed financial statements.

D AND Z MEDIA ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2021

(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,629,966)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in warrant liability	389,500
Interest income earned on investment held in Trust Account	(10,322)
Executive compensation	240,000
Changes in operating assets and liabilities:
Prepaid expenses	(490,317)
Accounts payable and accrued expenses	942,292

Net cash used in operating activities	(1,558,813)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash deposited into Trust Account	(287,500,000)

Net cash used in investing activities	(287,500,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of Units in Public Offering	287,500,000
Proceeds from sale of Private Placement Warrants	7,650,000
Proceeds of working capital loan	650,000
Proceeds of promissory note - related party	56,367
Payment of promissory note - related party	(215,992)
Payment of offering costs	(5,696,071)

Net cash provided by financing activities	289,944,304

NET INCREASE IN CASH	885,491

CASH BEGINNING OF PERIOD	9,325

CASH END OF PERIOD	$894,816

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

Deferred underwriting commission charged to additional paid-in capital	$10,062,500

Initial classification of common stock subject to possible redemption	$287,500,000

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

As of September 30, 2021, the Company had not commenced any operations. All activity through September 30, 2021 relates to the Company’s formation and the initial public offering (“IPO”) described below and since completion of the IPO, searching for a target with which to consummate a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31st as its fiscal year end.

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

D and Z Media Acquisition Corp.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Description of Organization and Business Operations – Continued

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

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of the financial position as of September 30, 2021 and the results of operations and cash flows for the period presented and should be read in conjunction with the Company’s final prospectus for its IPO as filed with the SEC on January 27, 2021, as well as the Company’s Current Reports on Form 8-K, as filed with the SEC on January 29, February 3 (except as noted below), March 15 and September 30, 2021. The interim results for the period ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

As described in Note 3 – Restatement of Balance Sheet included in the Form 10-Q filed with the SEC on May 24, 2021, the Company’s balance sheet as of January 28, 2021 included in the Current Report on Form 8-K filed with the SEC on February 3, 2021 was misstated due to misapplication of accounting guidance related to the Warrants included in the audited balance sheet as of January 28, 2021. The restatement of the January 28, 2021 audited balance sheet was included in the Note 3 – Restatement of Balance Sheet in the Form 10-Q filed on May 24, 2021.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

Liquidity, Capital Resources and Going Concern

As of September 30, 2021, the Company had $894,816 of cash and cash equivalents and working capital of $223,145.

On September 28, 2021, the Company issued an unsecured promissory note to the Sponsor, whereby the Sponsor has agreed to loan up to $1,000,000 to the Company for working capital needs (the “Sponsor Working Capital Loan”). The Sponsor Working Capital Loan accrues no interest on the unpaid principal balance. The Sponsor Working Capital Loan is due on the earlier of (i) the date on which the Company consummates its initial Business Combination and (ii) the date that the winding up of the Company is effective. As of September 30, 2021, the Company has drawn down $650,000.

D and Z Media Acquisition Corp.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 2—Significant Accounting Policies – Continued

Until consummation of its Business Combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans (as defined in Note 6) for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

Due to the current liquidity position, including the addition of the Sponsor Working Capital Loan, management has since reevaluated the Company’s liquidity and financial condition and determined that sufficient capital exists to sustain operations for the next 12 months, and therefore the substantial doubt disclosed in the Form 10-Q filed on August 13, 2021 has been alleviated.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash and cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 or December 31, 2020.

Marketable Securities Held in Trust Account

At September 30, 2021, the assets held in the Trust Account were held in money market funds which invest in U.S. Treasury securities. During the three months and nine months ended September 30, 2021, the Company did not withdraw any of the interest income from the Trust Account to pay its tax obligations.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheet as of September 30, 2021 and the balance sheet as of December 31, 2020. The fair values of cash and cash equivalents, prepaid assets, accounts payable and accrued expenses are estimated to approximate the carrying values as of September 30, 2021 and December 31, 2020 due to the short maturities of such instruments.

D and Z Media Acquisition Corp.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 2—Significant Accounting Policies – Continued

	Fair Value Measured as of September 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
U.S. Treasury Securities held in Trust Account	$287,510,322	$-	$-	$287,510,322
	$287,510,322	$-	$-	$287,510,322

Liabilities:
Private stock warrant liabilities	$-	$-	$3,213,000	$3,213,000
Public stock warrant liabilities	6,037,500	-	-	6,037,500
	$6,037,500	$-	$3,213,000	$9,250,500

The Warrants are accounted for as liabilities pursuant to FASB ASC Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40”) and are measured at fair value as of each reporting period. Changes in the fair value of the Warrants are recorded in the statement of operations each period.

As of September 30, 2021, the estimated fair value of the Public Warrants was determined by their public trading price and the estimated fair value of the Private Placement Warrants was determined using a Modified Black-Scholes valuation model using Level 3 inputs. Significant inputs to the valuation are as follows:

As of September 30, 2021

Exercise price	$11.50
Stock price	9.73
Volatility	15.00%
Term	5.00
Risk-free rate	0.98%
Dividend yield	0.00%

The following table presents a summary of the changes in the fair value of the Private Placement Warrants, a Level 3 liability, measured on a recurring basis.

Warrant liabilities at December 31, 2020	$-
Issuance of private warrants	3,111,000
Change in fair value of warrant liabilities	102,000
Warrant liabilities at September 30, 2021	$3,213,000

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. At September 30, 2021, the Company has not experienced losses on these accounts.

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

D and Z Media Acquisition Corp.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 2—Significant Accounting Policies – Continued

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

Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable Class A common stock (including common stock shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, shares of common stock are classified as stockholders’ equity. The Company’s common stock shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021, 28,750,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A-“Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO and were charged to stockholders’ equity upon the completion of the IPO. Accordingly, as of September 30, 2021, offering costs in the aggregate of $15,978,191 have been charged to stockholders’ equity (consisting of $5,635,000 in cash underwriting fees, $9,861,250 in deferred underwriting fees and $481,941 of other offering costs).

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities during the reporting period. Actual results could differ from those estimates.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2021, the Company had deferred tax assets of approximately $602,000, which is presented net of a full valuation allowance.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net income (loss) Per Common Stock Shares

The Company applies the two-class method in calculating net loss per common stock share. The contractual formula utilized to calculate the redemption amount approximates fair value. The Class feature to redeem at fair value means that there is effectively only one class of stock. Changes in fair value are not considered a dividend of the purposes of the numerator in the earnings per share calculation. Net loss per common stock share is computed by dividing the pro rata net loss between the Class A common stock and the Class B common stock by the weighted average number of common stock outstanding for each of the periods. The calculation of diluted loss per common stock does not consider the effect of the Warrants sold in the IPO and private placement since the exercise of such Warrants is contingent upon the occurrence of future events and the inclusion of such Warrants would be anti-dilutive. The Warrants are exercisable for 14,683,333 shares of Class A common stock in the aggregate.

D and Z Media Acquisition Corp.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 2—Significant Accounting Policies – Continued

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Class A Common Stock
Numerator: Earnings allocable to Redeemable Class A Common Stock
Net income (loss) allocable to Class A Common Stock subject to possible redemption	$3,440,267	$(2,056,957)
Denominator: Weighted Average Class A Common Stock
Basic and diluted weighted average shares outstanding	28,750,000	25,801,282
Basic and diluted net income per share	$0.12	$(0.08)
Non-redeemable common stock
Numerator: Net Loss minus Net Earnings
Net loss allocable to non-redeemable common stock	$860,067	$(573,009)
Denominator: Weighted Average non-redeemable common stock
Basic and diluted weighted average shares outstanding	7,187,500	7,187,500
Basic and diluted net loss per share	$0.12	$(0.08)

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

Note 3—Restatement of Previously Issued Financial Statements

In the Company’s previously issued financial statements, a portion of the Public Shares were classified as permanent equity to maintain net tangible assets greater than $5,000,000 on the basis that the Company will consummate its initial Business Combination only if the Company has net tangible assets of at least $5,000,001. Thus, the company has historically classified a portion of Class A common stock in permanent equity to satisfy the $5,000,000 net tangible asset requirement.

However, in light of recent comment letters issued by the SEC to several special purpose acquisition companies, management re-evaluated the Company’s application of ASC 480-10-S99-3A to its accounting classification of Public Shares. Upon re-evaluation, management determined that the Public Shares include certain provisions that require classification of the Public Shares as temporary equity regardless of the minimum net tangible asset required by the Company to complete its initial Business Combination.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the changes and has determined that the related impact was material to the previously presented financial statements and those previously issued financial statements should no longer be relied upon. Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued financial statements should be restated to report all Public Shares as temporary equity. As such the Company is reporting these restatements to those periods in this Quarterly Report.

D and Z Media Acquisition Corp.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 3—Restatement of Previously Issued Financial Statements – Continued

Impact of the Restatement

The impacts to the balance sheet as of January 28, 2021, March 31, 2021 and June 30, 2021 are presented below:

	As of January 28, 2021
	As Previously Reported	Restatement Adjustment		As Restated

Balance Sheet
Warrant liabilities	$8,861,000	$-		$8,861,000
Class A common stock, subject to possible redemption	264,932,430	22,567,570	(1)	287,500,000
Stockholders’ equity
Preferred stock- $0.001 par value	-	-		-
Class A common stock, $0.0001 par value	226	(226	)(1)	-
Class B common stock, $0.0001 par value	719	-		719
Additional paid-in-capital	5,402,434	(5,402,434	)(1)	-
Retained earnings (deficit)	(403,376)	(17,164,910	)(1)	(17,568,286)
Total stockholders’ equity	$5,000,003	-		$(17,567,567)

(1)	To record the full value of Public Shares as temporary equity

	As of March 31, 2021 (per form 10-Q filed on May 24, 2021)
	As Previously Reported	Restatement Adjustment		As Restated

Balance Sheet
Class A common stock, subject to possible redemption	$263,978,330	$23,521,670	(1)	$287,500,000
Stockholders’ equity
Preferred stock- $0.001 par value	-	-		-
Class A common stock, $0.0001 par value	235	(235	)(1)	-
Class B common stock, $0.0001 par value	719	-		719
Additional paid-in-capital	6,416,525	(6,416,525	)(1)	-
Retained earnings (deficit)	(1,417,469)	(17,104,910	)(1)	(18,522,379)
Total stockholders’ equity	$5,000,010	$-		$(18,521,660)

(1)	To record the full value of Public Shares as temporary equity

D and Z Media Acquisition Corp.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 3—Restatement of Previously Issued Financial Statements – Continued

	As of June 30, 2021 (per form 10-Q filed on August 13, 2021)
	As Previously Reported	Restatement Adjustment		As Restated

Balance Sheet
Class A common stock, subject to possible redemption	258,501,791	28,998,209	(1)	287,500,000
Stockholders’ equity
Preferred stock- $0.001 par value	-	-		-
Class A common stock, $0.0001 par value	290	(290	)(1)	-
Class B common stock, $0.0001 par value	719	-		719
Additional paid-in-capital	11,983,009	(11,893,009	)(1)	90,000
Retained earnings (deficit)	(6,984,008)	(17,104,910	)(1)	(24,088,918)
Total stockholders’ equity	$5,000,010	-		$(23,998,199)

(1)	To record the full value of Public Shares as temporary equity

Note 4—Initial Public Offering

Pursuant to the IPO, the Company sold 28,750,000 Units at a purchase price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-third of one redeemable Public Warrant. Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price $11.50 per share, subject to adjustment. Each Public Warrant will become exercisable on the later of 30 days after the completion of the initial Business Combination or January 28, 2022 and will expire five years after the completion of the initial Business Combination or earlier upon redemption or liquidation (see Note 9).

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

D and Z Media Acquisition Corp.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 6—Related Party Transactions – Continued

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

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants.

On September 28, 2021, the Company issued an unsecured promissory note to the Sponsor, whereby the Sponsor has agreed to loan up to $1,000,000 to the Company for working capital needs. The Sponsor Working Capital Loan accrues no interest on the unpaid principal balance. The Sponsor Working Capital Loan is due on the earlier of (i) the date on which the Company consummates its initial Business Combination and (ii) the date that the winding up of the Company is effective. At the discretion of the Sponsor, the Sponsor Working Capital Loan may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2021, the Company had an outstanding balance of $650,000 under the Sponsor Working Capital Loan.

Service and Administrative Fees

The Company had agreed, commencing on January 26, 2021, to pay the Sponsor a total of $15,000 per month for office space, secretarial and administrative support until completion of the Business Combination or the Company’s liquidation. On May 25, 2021, the Company and the Sponsor agreed to cease such agreement.

Service Agreement

In February 2021, the Sponsor entered into a Strategic Services Agreement with the Company’s Chief Financial Officer (CFO) to provide services to the Company. The Sponsor agreed to pay the CFO $30,000 on a monthly basis for services until the earlier of the Company completing a Business Combination or January 31, 2022. In accordance with SEC Staff Accounting Bulletin (SAB) 5T, “Accounting for Expenses or Liabilities Paid by Principal Stockholder,” the Company recorded $90,000 and $240,000 as formation and operating costs with a credit to additional paid-in capital as executive compensation for the three month period ended September 30, 2021 and the nine month period ended September 30, 2021, respectively.

Note 7—Commitments & Contingencies

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

D and Z Media Acquisition Corp.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 7—Commitments & Contingencies – Continued

Underwriting Agreement

The underwriters are also entitled to $0.35 per Unit of the gross proceeds of the IPO, totaling $10,062,500. This fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Note 8—Stockholders’ Equity

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock—The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. At September 30, 2021, there were no Class A common shares issued and outstanding, excluding 28,750,000 Class A shares subject to possible redemption.

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

Note 9—Warrant Liabilities – Continued

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through September 30, 2021 were organizational activities and those necessary to prepare for our Initial Public Offering, described below, and, since our Initial Public Offering, our activity has been limited to identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account established for the benefit of our public stockholders (the “Trust Account”). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, our initial Business Combination.

For the three months ended September 30, 2021, we had net income of $4,300,333, which consisted of operating costs of $(356,477), offset by interest income on marketable securities held in the Trust Account of $2,977 and change in warrant liability fair value of $4,653,833.

For the nine months ended September 30, 2021, we had a net loss of $2,629,966, which consisted of operating costs of $2,250,788, offset by interest income on marketable securities held in the Trust Account of $10,322 and change in warrant liability fair value of $(389,500).

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

For the nine months ended September 30, 2021, cash used in operating activities was $1,558,813. Net loss of $2,629,966 was affected by change in fair value of warrant liability of $389,500, interest earned on marketable securities held in the Trust Account of $10,322, executive compensation of $240,000 and changes in operating assets and liabilities, which provided $451,975 of cash from operating activities.

As of September 30, 2021, we had marketable securities held in the Trust Account of $287,510,322. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (excluding deferred underwriting commissions), to complete our initial Business Combination. We may withdraw interest to pay our taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2021, we had cash held outside the Trust Account of $894,816. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

On September 28, 2021, we issued an unsecured promissory note to the Sponsor, whereby the Sponsor has agreed to loan up to $1,000,000 to us for working capital needs (the “Sponsor Working Capital Loan”). The Sponsor Working Capital Loan accrues no interest on the unpaid principal balance. The Sponsor Working Capital Loan is due on the earlier of (i) the date on which we consummate our initial Business Combination and (ii) the date that our winding up is effective. At the discretion of the Sponsor, the Sponsor Working Capital Loan may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2021, we had an outstanding balance of $650,000 under the Sponsor Working Capital Loan.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2021.

Contractual Obligations

Other than the Sponsor Working Capital Loan described above, we do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or other long-term liabilities. We had agreed, commencing on January 26, 2021, to pay the Sponsor a monthly fee of $15,000 for office space and secretarial and administrative services until the earlier of the completion of our initial Business Combination and our liquidation. On May 25, 2021, we agreed with the Sponsor to cease such agreement. The Sponsor is obligated to pay $30,000 per month to Mark Wiltamuth, our Chief Financial Officer, for his services prior to the consummation of our initial Business Combination, subject to the terms of an agreement between the Sponsor and Mr. Wiltamuth that was entered into after the consummation of our Initial Public Offering.

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

Net income (loss) Per Common Stock Shares

We apply the two-class method in calculating net loss per common stock share. The contractual formula utilized to calculate the redemption amount approximates fair value. The Class feature to redeem at fair value means that there is effectively only one class of stock. Changes in fair value are not considered a dividend of the purposes of the numerator in the earnings per share calculation. Net loss per common stock share is computed by dividing the pro rata net loss between the Class A common stock and the Class B common stock by the weighted average number of common stock outstanding for each of the periods. The calculation of diluted loss per common stock does not consider the effect of the warrants sold in our Initial Public Offering and the Private Placement since the exercise of such warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. The warrants are exercisable for 14,683,333 shares of Class A common stock in the aggregate.

Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable Class A common stock (including common stock shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, shares of common stock are classified as stockholders’ equity. Our common stock shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021, 28,750,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheet.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal quarter ended September 30, 2021. Based upon this evaluation, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were not effective as of September 30, 2021, due solely to the material weaknesses in our internal control over financial reporting described below in “Changes in Internal Control Over Financial Reporting.”

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

Therefore, in consultation with the audit committee of our board of directors, on May 23, 2021, we concluded that, because of a misapplication of the accounting guidance related to our warrants issued in connection with our Initial Public Offering, our previously issued balance sheet as of January 28, 2021 should no longer be relied upon. As such, we restated our balance sheet as of January 28, 2021 in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021 filed with the SEC on May 24, 2021 (the “Restated Balance Sheet”).

Our internal control over financial reporting also did not result in the proper classification of all redeemable public shares as temporary equity within our previously issued financial statements. Historically, a portion of our public shares was classified as permanent equity to maintain net tangible assets greater than $5,000,000 on the basis that we will consummate our initial Business Combination only if we have net tangible assets of at least $5,000,001. In light of recent comment letters issued by the SEC to several SPACs, our management re-evaluated our application of ASC 480-10-S99-3A to our accounting classification of public shares and determined that our public shares include certain provisions that require classification of the public shares as temporary equity regardless of the minimum net tangible assets required to complete our initial Business Combination.

Therefore, in consultation with the audit committee of our board of directors, on November 12, 2021, we concluded that our previously issued Restated Balance Sheet and unaudited interim financial statements included in our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2021 and June 30, 2021, filed with the SEC on May 24, 2021 and August 13, 2021, respectively (collectively, the “Affected Periods”), should be restated to report all public shares as temporary equity and should no longer be relied upon. As such, we have restated our financial statements for the Affected Periods in this Quarterly Report, as described in Note 3 of the notes to the financial statements included herein.

Notwithstanding the identified material weaknesses, management believes that the financial statements and related financial information included in this Quarterly Report fairly present, in all material respects, our balance sheets, statements of operations and cash flows as of and for the periods presented.

Remediation Plan

Following the identification of the material weakness described above with respect to the accounting treatment of our warrants, we implemented controls in our financial reporting process to incorporate an evaluation of the warrant accounting on a quarterly basis. As part of the evaluation, we hired an experienced technical consulting group to review and analyze our position regarding the accounting for warrants as liabilities vs. equity and to execute the warrant valuations quarterly. The review performed by the technical consulting group includes reviewing the warrant agreement terms and applying those terms to the relevant accounting standards to ensure our warrant accounting position is in compliance with accounting principles generally accepted in the United States of America.

Following the identification of the material weakness described above with respect to the accounting treatment of our public shares, our principal executive officer and principal financial and accounting officer performed additional accounting and financial analyses related to the classification of our public shares as temporary equity vs. permanent equity, including consulting with subject matter experts. We are in the process of evaluating whether additional remediation measures should be implemented with respect to such material weakness.

As we continue to evaluate and improve our financial reporting process, we may take additional actions to modify certain of the remediation measures described above. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to remediate the material weaknesses we have identified or avoid potential future material weaknesses.

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

We have identified material weaknesses in our internal control over financial reporting as of September 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Following the issuance of the SEC Staff Statement, after consultation with our independent registered public accounting firm, our management and our audit committee concluded that, in light of the SEC Staff Statement, it was appropriate to restate our previously issued audited balance sheet as of January 28, 2021, or the Restated Balance Sheet. See “—Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.” As part of such process, we identified a material weakness in our internal control over financial reporting.

Additionally, in light of recent comment letters issued by the SEC to several SPACs, our management re-evaluated our application of ASC 480-10-S99-3A to our accounting classification of public shares. After consultation with our independent registered public accounting firm, our management and our audit committee concluded that it was appropriate to restate our previously issued Restated Balance Sheet and unaudited interim financial statements included in our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2021 and June 30, 2021, filed with the SEC on May 24, 2021 and August 13, 2021, respectively. As part of such process, we identified an additional material weakness in our internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the identified material weaknesses. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

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

We, and following our initial business combination, the post-business combination company, may face litigation and other risks as a result of the material weaknesses in our internal control over financial reporting.

As part of the restatements of our previously issued financial statements, we identified material weaknesses in our internal control over financial reporting. As a result of such material weaknesses, the restatements, the changes in accounting for our warrants and our public shares and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatements and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a business combination.

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

Goldman Sachs & Co. LLC acted as book running manager and Loop Capital acted as co-manager of our Initial Public Offering. The securities in the offering were registered under the Securities Act on a registration statement on Form S-1 (File No. 333-252000) (the “Registration Statement”). The SEC declared the Registration Statement effective on January 25, 2021 (the “Effective Date”).

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

The Private Placement Warrants are identical to the warrants underlying the Units sold in our Initial Public Offering, except that if held by the initial purchasers or their permitted transferees, they (i) may be exercised on a cashless basis, (ii) are not subject to redemption, and (iii) with respect to Private Placement Warrants held by Loop Capital, will not be exercisable more than five years from the Effective Date. If the Private Placement Warrants are held by holders other than the initial purchasers or their permitted transferees, then the Private Placement Warrants will be redeemable by us and exercisable by the holders on the same basis as the warrants included in the Units sold in our Initial Public Offering. In addition, the Private Placement Warrants (and the shares of Class A Common Stock issuable upon exercise of such Private Placement Warrants) are not transferable, assignable or salable until 30 days after the completion of our initial Business Combination, subject to certain limited exceptions, and holders of the Private Placement Warrants (and the shares of Class A Common Stock issuable upon exercise of such Private Placement Warrants) are entitled to certain registration rights, as described in more detail in the Registration Statement.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of the Company(1)
3.2	Bylaws(2)
10.1	Promissory Note issued in favor of D and Z Media Holdings LLC, dated September 28, 2021(3)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data file (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished.

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on January 29, 2021 and incorporated by reference herein.

(2)	Previously filed as an exhibit to our Registration Statement on Form S-1 filed on January 8, 2021 and incorporated by reference herein.

(3)	Previously filed as an exhibit to our Current Report on Form 8-K filed on September 30, 2021 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

D and z media acquisition corp.

Date: November 12, 2021	By:	/s/ Betty Liu
	Name:	Betty Liu
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2021	By:	/s/ Mark Wiltamuth
	Name:	Mark Wiltamuth
	Title:	Chief Financial Officer
(Principal Accounting Officer and Financial Officer)