Form 10-K
period 2021-12-31
D & Z Media Acquisition Corp.
filed 2022-04-12
CIK 1830374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Registrant’s telephone number, including area code: (404) 585-8233

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

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

As of June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $279,162,500 (based on the closing sales price of the Class A common stock on June 30, 2021 of $9.71, as reported on the New York Stock Exchange).

As of April 12, 2022, there were 28,750,000 shares of Class A common stock, par value $0.0001 per share, and 7,187,500 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

Auditor Firm ID: 688	Auditor Name: Marcum LLP	Auditor Location: New York NY

i

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K (this “report”) or the context otherwise requires, references to:

●	“common stock” are to our Class A common stock, par value $0.0001 per share, and our Class B common stock, par value $0.0001 per share, collectively;

●	“DGCL” refers to the Delaware General Corporation Law as the same may be amended from time to time;

●	“final prospectus” are to the final prospectus for our initial public offering filed with the Securities and Exchange Commission on January 27, 2021;

●	“founder shares” are to shares of Class B common stock initially purchased by our sponsor in a private placement prior to our initial public offering and the shares of Class A common stock that will be issued upon the automatic conversion of the shares of Class B common stock at the time of our initial business combination;

●	“initial stockholders” are to holders of our founder shares prior to our initial public offering;

●	“Loop Capital” are to Loop Capital Markets LLC, one of the underwriters of our initial public offering;

●	“management” or our “management team” are to our executive officers and directors;

●	“private placement warrants” are to the warrants issued to our sponsor and Loop Capital in a private placement simultaneously with the closing of our initial public offering;

●	“public shares” are to shares of Class A common stock sold as part of the units in our initial public offering (whether purchased in our initial public offering or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team purchase public shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” will only exist with respect to such public shares;

●	“sponsor” are to D and Z Media Holdings LLC, a Delaware limited liability company; and

●	“we,” “us,” “company,” “our company” and “DNZ” refer to D and Z Media Acquisition Corp., a Delaware corporation.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY

Certain of the statements contained in this report may constitute “forward-looking statements” for purposes of the federal securities laws, including, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

●	our being a company with no operating history and no revenues;

●	our ability to continue as a “going concern”;

●	lack of opportunity to vote on our proposed business combination;

●	lack of protections normally afforded to investors of blank check companies;

●	deviation from acquisition criteria;

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination;

●	our pool of prospective target businesses;

●	our expectations around the performance of the prospective target business or businesses;

●	issuance of equity and/or debt securities to complete a business combination;

●	lack of working capital;

●	third-party claims reducing the per-share redemption price;

●	negative interest rate for securities in which we invest the funds held in the trust account;

●	failure to enforce our sponsor’s indemnification obligations;

●	warrant holders limited to exercising warrants only on a “cashless basis;”

●	ability to amend the terms of our warrants with the approval by the holders of at least 50% of the then outstanding public warrants;

●	ability to amend the terms of our amended and restated certificate of incorporation that relate to our pre-business combination activity or that may facilitate the completion of our business combination;

●	ability to amend certain agreements relating to our initial public offering without stockholder approval;

●	absence of a specified maximum redemption threshold;

●	ability of warrant holders to obtain a favorable judicial forum for disputes with our company;

●	delisting of our securities by the New York Stock Exchange (the “NYSE”);

●	receipt by our initial stockholders of additional shares of Class A common stock in connection with a business combination;

●	dependence on a single target business with a limited number of products or services;

●	our stockholders’ inability to vote or redeem their shares in connection with our extensions;

●	shares being redeemed and warrants becoming worthless;

●	our competitors with advantages over us in seeking business combinations;

●	our initial stockholders controlling a substantial interest in us and influencing certain actions requiring a stockholder vote;

●	adverse effect of warrants on the market price of our Class A common stock;

●	disadvantageous timing for redeeming warrants;

●	registration rights’ adverse effect on the market price of our common stock;

●	changes in laws or regulations;

●	tax consequences to business combinations;

●	exclusive forum provisions in our amended and restated certificate of incorporation;

●	cyber incidents or attacks resulting in information theft, data corruption, operational disruption and/or financial loss;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination and our dependence on key personnel;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our ability to consummate an initial business combination due to the uncertainty resulting from the COVID-19 pandemic, the invasion of Ukraine by Russia and resulting sanctions, and other events (such as terrorist attacks, geopolitical unrest, natural disasters or other significant outbreaks of infectious diseases);

●	absence of any rights or interest in funds from the trust account;

●	ability of our officers and directors to generate a number of potential acquisition opportunities;

●	ability of our management to maintain control of a target business after our initial business combination;

●	use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties;

●	delay in receiving distributions from the trust account;

●	our financial performance; or

●	the other risks and uncertainties discussed in “Item 1A. Risk Factors” and elsewhere in this report.

Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I

Item 1. Business

Introduction

We are a blank check company incorporated on October 7, 2020 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to in this report as our initial business combination. While we may pursue an acquisition opportunity in any industry or sector, we have initially focused on companies related to media, education technology (“ed-tech”), and other related industries. Our founders and the initial investors in our sponsor have significant knowledge of these industries, and we believe that a business operating within one of these sectors would benefit from their experience and operational expertise.

On October 19, 2020, we issued 7,187,500 founder shares to our sponsor for an aggregate purchase price of $25,000, or approximately $0.003 per share. In December 2020, our sponsor transferred an aggregate of 175,000 founder shares to certain of our independent directors and special advisors at their original purchase price. Subsequently, in January 2021, our sponsor transferred an aggregate of 100,000 founder shares to Loop Capital at their original purchase price.

On January 25, 2021, the registration statement on Form S-1 (File No. 333-252000) relating to our initial public offering was declared effective by the U.S. Securities and Exchange Commission (the “SEC”). On January 28, 2021, we consummated our initial public offering of 28,750,000 units, including the issuance of 3,750,000 units as a result of the underwriters’ full exercise of their over-allotment option, with each unit consisting of one share of Class A common stock and one-third of one redeemable warrant, each whole warrant entitling the holder thereof to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment. Each whole warrant will become exercisable 30 days after the completion of our initial business combination and will expire five years after the completion of our initial business combination, or earlier upon redemption or liquidation. The units were sold at an offering price of $10.00 per unit, generating total gross proceeds of $287,500,000.

Simultaneously with the consummation of our initial public offering, we consummated the private placement of 4,915,217 and 184,783 private placement warrants to our sponsor and Loop Capital, respectively, or an aggregate of 5,100,000 private placement warrants, at a price of $1.50 per private placement warrant, generating total gross proceeds of $7,650,000 (the “private placement”).

A total of $287,500,000 (or $10.00 per unit sold in our initial public offering) of the net proceeds from our initial public offering and the private placement was placed in a trust account established for the benefit of our public stockholders (the “trust account”), with Continental Stock Transfer & Trust Company acting as trustee, and has been invested in U.S. government securities, within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less, or in money market funds meeting certain conditions of Rule 2a-7 of the Investment Company Act that invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the trust account that may be released to us to pay our taxes (less up to $100,000 interest to pay dissolution expenses), none of the funds held in the trust account will be released from the trust account until the earliest of (i) the completion of our initial business combination, (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of the public shares if we do not complete our initial business combination by January 28, 2023 or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity and (iii) the redemption of the public shares if we do not complete an initial business combination by January 28, 2023, subject to applicable law.

We incurred $16,309,358 in transaction costs related to our initial public offering, consisting of $5,750,000 in cash underwriting fees, $10,062,500 of deferred underwriting fees and $496,858 of other offering costs.

On September 28, 2021, we issued an unsecured promissory note to our sponsor, whereby our sponsor has agreed to loan up to $1,000,000 to us for working capital needs (the “Sponsor Working Capital Loan”). The Sponsor Working Capital Loan accrues no interest on the unpaid principal balance. The Sponsor Working Capital Loan is due on the earlier of (i) the date on which we consummate our initial business combination and (ii) the date that our winding up is effective. At the discretion of our sponsor, the Sponsor Working Capital Loan may be convertible into warrants of the post-business combination entity at a price of $1.50 per warrant. The warrants would be identical to the private placement warrants. As of December 31, 2021, we had an outstanding balance of $650,000 under the Sponsor Working Capital Loan.

As of December 31, 2021, we had $855,321 in our operating bank accounts, $287,517,214 in cash and marketable securities held in the trust account (including $10,062,500 in deferred underwriting fees) and working capital deficit of $40,381.

Our units began trading on January 26, 2021 on the NYSE under the symbol “DNZ.U.” Commencing on March 18, 2021, the Class A common stock and warrants comprising the units began separate trading on the NYSE under the symbols “DNZ” and “DNZ WS,” respectively. Those units not separated continue to trade on the NYSE under the symbol “DNZ.U.”

Our Management Team

Our seasoned management team, led by Betty Liu (Chairman, President, and Chief Executive Officer) and Mark Wiltamuth (Chief Financial Officer), has held senior operational and leadership roles within public and private companies, served as principals and advisors on multiple M&A transactions, and has developed extensive networks within the sectors that are directly relevant to DNZ’s acquisition thesis. We believe the unique and differentiated expertise of our founders will make us an attractive partner to potential target businesses, enhance our ability to complete a successful business combination, and bring long-term value to the business following its initial business combination.

Information regarding performance by, or businesses associated with, our management team or businesses associated with them is presented for informational purposes only. Past performance by our management team is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to locate a suitable candidate for our initial business combination. You should not rely on the historical record of the performance of our management team or businesses associated with them as indicative of the future performance of an investment in us or the returns we will, or are likely to, generate going forward.

Our Initial Investors

In addition to management’s experience, our sponsor has secured financial investments from a distinguished set of investors, Intercontinental Exchange (“ICE”, NYSE: ICE), Navigation Capital, and Loop Capital, each of which we expect will assist our management team in sourcing a potential acquisition. ICE is a publicly-traded, Fortune 500 company that is a leading global operator of regulated exchanges, clearing houses, and listing venues. ICE is also a provider of data services for commodity, financial, fixed income, and equity markets, and offers technology solutions to the U.S. mortgage industry. ICE is a minority investor in our sponsor.

In addition to ICE, Navigation Capital is invested in our sponsor. Navigation Capital was established in 2006 as the successor to Mellon Ventures, which the principals of Navigation Capital founded in 1996. Navigation Capital purchased the remaining 34 companies of a 136-company portfolio (NCP I) and then founded a new partnership (NCP II) to continue to invest in high growth, technology-enabled operating companies. Of the original 143 companies funded by Mellon Ventures and Navigation Capital, 138 have been successfully exited. In 2017, the current principals of Navigation Capital sponsored a special purpose acquisition company (“SPAC”), Pensare Acquisition Corp., raising $310 million in an initial public offering before successfully completing a business combination in April 2020 and changing its name to American Virtual Cloud Technologies (Nasdaq: AVCT). Recognizing the significant opportunity in SPACs, the team at Navigation Capital created the SPAC Operations Group to leverage their experience, network, and track record to identify and partner with successful CEOs to launch SPACs. The financial and transaction experience of the Navigation Capital team complements our management team’s operating experience and industry expertise to create a team capable of identifying attractive investments and executing deals in our target sectors. We believe our relationship with Navigation Capital will further broaden our reach and network of deal contacts.

Loop Capital, which is a highly respected investment bank with a distinguished track record of providing corporate finance and capital markets solutions to companies across a multitude of industries, including media, purchased a portion of the private placement warrants in the private placement consummated simultaneously with the closing of our initial public offering. Loop Capital has 20 equity research analysts, with eight focused on technology, media, and communications. Jim Reynolds, Founder, CEO, and Chairman of Loop Capital, is a special advisor to our board of directors and management team in order to bring to bear the full resources of Loop Capital for the benefit of DNZ.

Business Combination Criteria

We have identified the following general criteria and guidelines that we believe are important in evaluating candidates for an initial business combination. We will use these criteria and guidelines in evaluating opportunities, but we may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines.

●	Business with a reputable and recognizable brand: We seek to acquire a business that has a strong brand that is broadly recognizable and has high awareness within the demographic that the business is aiming to serve. We believe that the benefit of a strong brand will enable us to efficiently allocate capital towards value to enhancing strategies (e.g., content optimization, product development) without needing to spend excess resources on marketing. Furthermore, strong branding will support enhanced pricing power as we introduce new, and optimize existing, products and subscriptions.

●	Companies that are reliant on legacy revenue models: Legacy media brands and their executives customarily have an outsized reliance on traditional advertising and sponsorship revenue, which generally have been in a secular decline in recent years, a trend that has further accelerated in recent quarters. We believe that there is an opportunity to unlock meaningful value for DNZ stockholders by successfully implementing a subscription model in order to increase visibility into future cash flow and reduce or eliminate reliance on third-party advertising. While there are successful media models in existence today that exemplify the subscription-first model, many companies have failed to pivot and as a result, there is an opportunity to acquire them for a reduced value and then optimize them.

●	Large, loyal, and engaged user base: There are many media and ed-tech businesses that have large and engaged user bases, which actively consume content on a regular or periodic basis. By acquiring a company with a critical mass of users we can use advanced analytics to understand the type of content (e.g., political, financial, professional development) that the specific users are most interested in, and then tailor production and editorial resources to create premium content that is best aligned with the existing users’ preferences.

●	Opportunity for strategic or operational enhancements: We intend to leverage our team’s experience and expertise in founding, building, and managing companies, to increase efficiencies within the business and introduce a streamlined approach to content production, which is a large cost center for many media companies. Furthermore, due to the similarity of structure and organization across many media companies, we believe that there is potential to leverage our initial business combination as a platform from which we can acquire, in an accretive manner, subsequent assets, and benefit from enhanced operational leverage and potential revenue synergies that may result from the combination of strong brands with attractive user bases.

●	Opportunity for premiumization: We intend to select a target that has embedded characteristics (e.g., premium content, attractive user base, reputable brand) that will support continued pricing power and premiumization of its products.

●	Offer an attractive return for stockholders: We seek to acquire a target on terms, and in a manner, that leverages our management team’s M&A experience and extensive networks within the media and ed-tech sectors. We will aim to source proprietary opportunities in order to avoid the pricing dynamics and costs of participating in auctions. Due to the networks and connectivity of our management team, sponsor, advisors and board of directors, we believe that we will have direct access to a multitude of potential opportunities.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors, and criteria that our management may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our stockholder communications related to our initial business combination, which, as discussed elsewhere in this report and our final prospectus, would be in the form of proxy solicitation materials or tender offer documents that we would file with the SEC.

Sourcing of Potential Initial Business Combination Targets

We are utilizing the network and industry experience of Ms. Liu, Mr. Wiltamuth, our sponsor and their affiliates in seeking an initial business combination. Over the course of their careers, the members of our management team and their affiliates have developed a broad network of contacts and deep corporate relationships that we believe serve as a useful source of acquisition opportunities. This global network has been developed through our management team’s:

●	extensive experience in both operating across and investing in the media, education, and technology sectors;

●	experience in sourcing, structuring, acquiring, operating, developing, growing, financing, and selling businesses;

●	relationships with sellers, financing providers, industry participants, and target management teams; and

●	experience in executing transactions in the media sectors under varying economic and financial market conditions.

Our officers, directors, and sponsor have significant professional and personal networks that they can leverage in order for DNZ to find, negotiate, and complete our initial business combination. These networks have enabled certain of our investors and directors to complete numerous prior transactions which were proprietary or where a limited group of investors were invited to participate; notable examples include:

●	sale of Radiate, a micro-lesson video platform, to ICE (2018);

●	business combination of Pensare Acquisition Corp. and Computex Technology Solutions to create American Virtual Cloud Technologies, a bundled cloud services provider (2020);

●	venture investment in Kickstarter (2011);

●	venture investment in Vox Media (2008);

●	venture investment in MasterClass (2020);

●	fixed income offering of Activision Blizzard (Nasdaq: ATVI) (2020);

●	fixed income offering of ZoomInfo Technologies Inc. (Nasdaq: ZI) (2020);

●	public offering of Facebook, Inc. (Nasdaq: FB) (2012);

●	public offering of Pershing Square Tontine Holdings, a SPAC (2020); and

●	investment in and subsequent sale of Secureworks to Dell Technologies (NYSE: DELL) (2011).

We expect these networks will provide us with a robust flow of acquisition opportunities. In addition, we anticipate that target business candidates will be brought to our attention from various unaffiliated sources, which may include industry participants and third-party advisors involved in the sector. Upon completion of our initial public offering, members of our management team began communicating with their networks of relationships to articulate the parameters for our search for a target company and a potential business combination and began the process of pursuing and reviewing interesting leads.

Each of our directors and officers directly or indirectly owns founder shares and/or private placement warrants and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

Certain of our officers and directors presently have, and any of them in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity subject to his or her fiduciary or contractual obligations. As a result, if any of our officers or directors becomes aware of a business combination opportunity that is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, then, subject to such officer’s and director’s fiduciary duties under Delaware law, he or she will need to honor such fiduciary or contractual obligations to present such business combination opportunity to such entity before we can pursue such opportunity. If those other entities decide to pursue any such opportunity, we may be precluded from pursuing the same. However, we do not expect these duties to materially affect our ability to complete our initial business combination. Our amended and restated certificate of incorporation provides that we renounce our interest in any business combination opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and it is an opportunity that we are able to complete on a reasonable basis.

Status as a Public Company

We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination with us. In a business combination transaction with us, the owners of the target business may, for example, exchange their shares of stock in the target business for our Class A common stock (or shares of a new holding company) or for a combination of our Class A common stock and cash, allowing us to tailor the consideration to the specific needs of the sellers. We believe target businesses will find this method a more expeditious and cost-effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical business combination transaction process, and there are significant expenses and market and other uncertainties in the initial public offering process, including underwriting discounts and commissions, marketing and road show efforts that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed initial business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Following an initial business combination, we believe the target business would then have greater access to capital, an additional means of providing management incentives consistent with stockholders’ interests and the ability to use its shares as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our management team’s backgrounds will make us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek stockholder approval of any proposed initial business combination, negatively.

Financial Position

With funds available in the trust account for an initial business combination of $277,454,714 as of December 31, 2021, assuming no redemptions, before fees and expenses associated with our initial business combination and after payment of $10,062,500 of deferred underwriting fees, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, there can be no assurance third party financing will be available to us.

Effecting Our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the private placement of the private placement warrants, the proceeds of the sale of our shares in connection with our initial business combination, shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our Class A common stock, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

Although our management will assess the risks inherent in a particular target business with which we may combine, we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely affect a target business.

We may need to obtain additional financing to complete our initial business combination, either because the transaction requires more cash than is available from the funds held in the trust account or because we become obligated to redeem a significant number of our public shares upon completion of the business combination, in which case we may issue additional securities or incur debt in connection with such business combination. There are no prohibitions on our ability to issue securities or incur debt in connection with our initial business combination.

Evaluation of a Target Business and Structuring of Our Initial Business Combination

In evaluating a prospective target business, we expect to conduct a due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as applicable, as well as a review of financial, operational, legal and other information that will be made available to us. If we determine to move forward with a particular target, we will proceed to structure and negotiate the terms of the business combination transaction.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination. We will not pay any consulting fees to members of our management team, or any of their respective affiliates, for services rendered to or in connection with our initial business combination.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following our initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated certificate of incorporation. However, we will seek stockholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek stockholder approval for business or other legal reasons.

Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

Type of Transaction	Whether Stockholder Approval is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Under the NYSE’s listing rules, stockholder approval would be required for our initial business combination if, for example:

●	We issue shares of common stock that will be equal to or in excess of 20% of the number of our shares of common stock then outstanding (other than in a public offering);

●	Any of our directors, officers or substantial security holders (as defined by the NYSE rules) has a 5% or greater interest, directly or indirectly, in the target business or assets to be acquired and if the number of shares of common stock to be issued, or if the number of shares of common stock into which the securities may be convertible or exercisable, exceeds either (a) 1% of the number of shares of common stock or 1% of the voting power outstanding before the issuance in the case of any of our directors or officers (b) 5% of the number of shares of common stock or 5% of the voting power outstanding before the issuance in the case of any substantial security holders; or

●	The issuance or potential issuance of common stock will result in our undergoing a change of control.

Permitted Purchases of Our Securities

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, initial stockholders, directors, executive officers, advisors or their affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. None of the funds in the trust account will be used to purchase shares or public warrants in such transactions. If they engage in such transactions, they will be restricted from making any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

In the event that our sponsor, initial stockholders, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

The purpose of any such purchases of shares could be to (i) vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination or (ii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our Class A common stock or public warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, initial stockholders, officers, directors and/or their affiliates anticipate that they may identify the stockholders with whom our sponsor, initial stockholders, officers, directors or their affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders (in the case of Class A common stock) following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such stockholder has already submitted a proxy with respect to our initial business combination but only if such shares have not already been voted at the stockholder meeting related to our initial business combination. Our sponsor, executive officers, directors, advisors or any of their affiliates will select which stockholders to purchase shares from based on a negotiated price and number of shares and any other factors that they may deem relevant, and will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws. Our sponsor, officers, directors and/or their affiliates will be restricted from making purchases of shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. We expect any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchases are subject to such reporting requirements.

Redemption Rights for Public Stockholders Upon Completion of Our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our initial stockholders, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares they may hold in connection with the completion of our initial business combination.

Limitation on Redemptions

Our amended and restated certificate of incorporation provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. In addition, our proposed initial business combination may impose a minimum cash requirement for: (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares in connection with such initial business combination, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof.

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination either (i) in connection with a stockholder meeting called to approve the initial business combination or (ii) without a stockholder vote by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed initial business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under applicable law or stock exchange listing requirements. Asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval. So long as we obtain and maintain a listing for our securities on the NYSE, we will be required to comply with the NYSE’s shareholder approval rules.

The requirement that we provide our public stockholders with the opportunity to redeem such public shares by one of the two methods listed above is contained in provisions of our amended and restated certificate of incorporation and will apply whether or not we maintain our registration under the Exchange Act or our listing on the NYSE. Such provisions may be amended if approved by holders of 65% of our common stock entitled to vote thereon.

If we provide our public stockholders with the opportunity to redeem such public shares in connection with a stockholder meeting, we will:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

●	file proxy materials with the SEC.

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our initial stockholders will count towards this quorum and, pursuant to the letter agreement, our sponsor, officers, and directors have agreed to vote any founder shares they hold and any public shares they may purchase (including in open market and privately-negotiated transactions) in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to our initial stockholders’ founder shares, we would need only 10,781,251, or 37.5%, of the 28,750,000 public shares sold in our initial public offering to be voted in favor of an initial business combination (assuming all outstanding shares are voted) in order to have our initial business combination approved. These quorum and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction or whether they were a stockholder on the record date for the stockholder meeting held to approve the proposed transaction.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

●	file tender offer documents with the SEC prior to completing our initial business combination, which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than a specified number of public shares, which number will be based on the requirement that we may not redeem public shares in an amount that would cause our net tangible assets to be less than $5,000,001. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

Upon the public announcement of our initial business combination, if we elect to conduct redemptions pursuant to the tender offer rules, we or our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase shares of our Class A common stock in the open market, in order to comply with Rule 14e-5 under the Exchange Act.

We intend to require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their stock certificates to our transfer agent or deliver their shares to our transfer agent electronically using The Depository Trust Company’s (“DTC”) DWAC (Deposit/Withdrawal At Custodian) System, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the vote on the proposal to approve the initial business combination. In addition, if we conduct redemptions in connection with a stockholder vote, we intend to require a public stockholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the vote in which the name of the beneficial owner of such shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements. We believe that this will allow our transfer agent to efficiently process any redemptions without the need for further communication or action from the redeeming public stockholders, which could delay redemptions and result in additional administrative cost. If the proposed initial business combination is not approved and we continue to search for a target company, we will promptly return any certificates or shares delivered by public stockholders who elected to redeem their shares.

Our amended and restated certificate of incorporation provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. In addition, our proposed initial business combination may impose a minimum cash requirement for: (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares in connection with such initial business combination, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof.

Limitation on Redemption Upon Completion of Our Initial Business Combination If We Seek Stockholder Approval

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our initial public offering without our prior consent, which we refer to as the “Excess Shares.” We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in our initial public offering without our prior consent, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Delivering Stock Certificates In Connection with the Exercise of Redemption Rights

As described above, we intend to require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their stock certificates to our transfer agent or deliver their shares to our transfer agent electronically using DTC’s DWAC (Deposit/Withdrawal At Custodian) System, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the vote on the proposal to approve the initial business combination. In addition, if we conduct redemptions in connection with a stockholder vote, we intend to require a public stockholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the vote in which the name of the beneficial owner of such shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements. Accordingly, a public stockholder would have up to two business days prior to the vote on the initial business combination if we distribute proxy materials, or from the time we send out our tender offer materials until the close of the tender offer period, as applicable, to submit or tender its shares if it wishes to seek to exercise its redemption rights. In the event that a stockholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its shares may not be redeemed. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the broker submitting or tendering shares the fee and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to submit or tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the proxy materials or tender offer documents, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed initial business combination is not completed, we may continue to try to complete an initial business combination with a different target until January 28, 2023 or during any extended time that we have to consummate a business combination beyond January 28, 2023 as a result of a stockholder vote to amend our amended and restated certificate of incorporation (an “Extension Period”).

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our amended and restated certificate of incorporation provides that we will have only until January 28, 2023 to complete our initial business combination. If we are unable to complete our initial business combination within the required time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination by January 28, 2023 (or such later date pursuant to an Extension Period).

Our initial stockholders, officers, and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares they hold if we fail to complete our initial business combination by January 28, 2023 (or such later date pursuant to an Extension Period). However, if our initial stockholders or management team acquire public shares, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the required time period.

Our initial stockholders, officers, and directors have agreed, pursuant to a letter agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by January 28, 2023 or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the net proceeds of our initial public offering and the private placement of the private placement warrants held outside the trust account, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our initial public offering and the private placement of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, and any tax payments or expenses for the dissolution of the trust, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.00. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will all execute such agreements or even if they do execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. The underwriters of our initial public offering and our independent registered public accounting firm will not execute agreements with us waiving such claims to the monies held in the trust account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per public share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and our public stockholders would receive such lesser amount per share in connection with any redemption of their public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per share due to reductions in the value of the trust assets, in each case less taxes payable, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.00 per public share.

We seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We have access to funds held outside the trust account ($855,321 as of December 31, 2021) with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from the trust account could be liable for claims made by creditors.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of the trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by January 28, 2023 (or such later date pursuant to an Extension Period) may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of the trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by January 28, 2023 (or such later date pursuant to an Extension Period) is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our initial business combination by January 28, 2023 (or such later date pursuant to an Extension Period), we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following January 28, 2023 (or such later date pursuant to an Extension Period) and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations are limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in the underwriting agreement related to our initial public offering, we seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote. Further, our sponsor may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest withdrawn to pay taxes and will not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.00 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination by January 28, 2023, (ii) in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by January 28, 2023 or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity or (iii) if they redeem their respective shares for cash upon the completion of our initial business combination. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights described above. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter competition from other entities having a business objective similar to ours, including other SPACs, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Employees

We currently have two executive officers: Betty Liu and Mark Wiltamuth. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the completion of our initial business combination.

Our Website

Our corporate website address is www.dandzmedia.com. The information contained on or accessible through our corporate website or any other website that we may maintain is not incorporated by reference into this report.

Periodic Reporting and Audited Financial Statements

We have registered our units, Class A common stock, and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. Such reports and other information filed by the company with the SEC are available free of charge on our website and on the SEC’s website at www.sec.gov. The contents of these websites are not incorporated into this report. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.

We will provide stockholders with audited financial statements of the prospective target business as part of the proxy solicitation materials or tender offer documents sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, United States generally accepted accounting principles (“GAAP”), or international financial reporting standards (“IFRS”), depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (the “PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may conduct an initial business combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

We filed a Registration Statement on Form 8-A with the SEC to register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of common stock that are held by non-affiliates equals or exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates equals or exceeds $250 million as of the prior June 30th, and (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year or the market value of our common stock held by non-affiliates equals or exceeds $700 million as of the prior June 30th.

Item 1A. Risk Factors

Ownership of our securities involves a high degree of risk. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline and a holder of our securities could lose all or part of its investment. This report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks described below.

Risks Relating to our Search for, and Consummation of or Inability to Consummate, a Business Combination

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2021, we had $855,321 in our operating bank accounts, $287,517,214 in cash and marketable securities held in the trust account (including $10,062,500 in deferred underwriting fees) and working capital deficit of $40,381. Further, we have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. Our management’s plans to address this need for capital are discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our plans to consummate our initial business combination may not be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this report do not include any adjustments that might result from our inability to continue as a going concern.

Our stockholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our stockholders do not support such a combination.

We may choose not to hold a stockholder vote to approve our initial business combination if the business combination would not require stockholder approval under applicable law or stock exchange listing requirement. Except for as required by applicable law or stock exchange requirement, the decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Accordingly, we may complete our initial business combination even if holders of a majority of our common stock do not approve of the business combination we complete.

Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of our initial business combination. Since our board of directors may complete a business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the business combination, unless we seek such stockholder vote. Accordingly, your only opportunity to affect the investment decision regarding our initial business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our initial business combination.

If we seek stockholder approval of our initial business combination, our initial stockholders and management team have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

Our initial stockholders collectively beneficially own 20% of our issued and outstanding common stock. Our initial stockholders and management team also may from time to time purchase Class A common stock prior to our initial business combination. Our amended and restated certificate of incorporation provides that, if we seek stockholder approval of an initial business combination, such initial business combination will be approved if we receive the affirmative vote of a majority of the shares voted at such meeting, including the founder shares. As a result, in addition to our initial stockholders’ founder shares, we would need 10,781,251, or 37.5%, of the 28,750,000 public shares sold in our initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming all outstanding shares are voted). Accordingly, if we seek stockholder approval of our initial business combination, the agreement by our initial stockholders and management team to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite stockholder approval for such initial business combination.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or make us unable to satisfy a minimum cash condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. This risk may be increasingly prevalent given recent high levels of redemptions among other SPACs completing their initial business combinations. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. In addition, the amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per share amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting commissions. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. This risk may be increasingly prevalent given recent high levels of redemptions among other SPACs completing their initial business combinations. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with your exercise of redemption rights until we liquidate or you are able to sell your shares in the open market.

The requirement that we complete our initial business combination by January 28, 2023 may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination by January 28, 2023. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (COVID-19) pandemic and the status of debt and equity markets.

The COVID-19 pandemic has adversely affected, and other events (such as terrorist attacks, geopolitical unrest, natural disasters or a significant outbreak of other infectious diseases) could adversely affect, economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be, or may already have been, materially and adversely affected. Furthermore, we may be unable to complete a business combination if concerns relating to COVID-19 continue to restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and service providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. Moreover, the Federal Reserve has shifted its focus to limiting inflationary and other potentially adverse effects of the extensive pandemic- related government stimulus, which signals the potential for a continued period of economic uncertainty even if the pandemic subsides. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

In addition, our ability to consummate a business combination may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events (such as terrorist attacks, geopolitical unrest, natural disasters or a significant outbreak of other infectious diseases), including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.

The COVID-19 pandemic and other events (such as terrorist attacks, geopolitical unrest, natural disasters or a significant outbreak of other infectious diseases) may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities and cross-border transactions.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by negative impacts on the global economy, capital markets or other geopolitical conditions resulting from the recent invasion of Ukraine by Russia and subsequent sanctions against Russia, Belarus and related individuals and entities.

United States and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the recent invasion of Ukraine by Russia in February 2022. In response to such invasion, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine during the ongoing military conflict, increasing geopolitical tensions with Russia.

The invasion of Ukraine by Russia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing military conflict in Ukraine is highly unpredictable, the conflict could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. Additionally, Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine and subsequent sanctions, could adversely affect our search for a business combination and any target business with which we ultimately consummate a business combination. The extent and duration of the Russian invasion of Ukraine, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities, cross-border transactions or our ability to raise equity or debt financing in connection with any particular business combination. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

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

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, including the recent invasion of Ukraine by Russia and the resulting sanctions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find a suitable target for and/or complete our initial business combination.

We may not be able to complete our initial business combination by January 28, 2023, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable target business and complete our initial business combination by January 28, 2023. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the COVID-19 pandemic persists both in the U.S. and globally and, while the extent of the impact of the COVID-19 pandemic on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. The recent invasion of Ukraine by Russia and resulting sanctions may also have similar effects, and the impact of such effects on us will depend on future developments that cannot be predicted with any degree of certainty. Additionally, the COVID-19 pandemic, the invasion of Ukraine by Russia and resulting sanctions, and other events (such as terrorist attacks, geopolitical unrest, natural disasters or a significant outbreak of other infectious diseases) may negatively impact businesses we may seek to acquire.

If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case, to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

If we seek stockholder approval of our initial business combination, our sponsor, initial stockholders, directors, executive officers, advisors and their affiliates may elect to purchase shares or public warrants from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, initial stockholders, directors, executive officers, advisors or their affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. None of the funds in the trust account will be used to purchase shares or public warrants in such transactions.

In the event that our sponsor, initial stockholders, directors, executive officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. The purpose of any such purchases of shares could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. We expect any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

In addition, if such purchases are made, the public “float” of our Class A common stock or public warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to obtain or maintain the quotation, listing or trading of our securities on a national securities exchange.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess similar or greater technical, human and other resources to ours or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our initial public offering and the private placement of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a stockholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

If the funds available to us outside of the trust account and the Sponsor Working Capital Loan are insufficient to allow us to operate until at least January 28, 2023, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on additional loans from our sponsor or management team to fund our search and to complete our initial business combination.

As of December 31, 2021, we had $855,321 in our operating bank accounts, $287,517,214 in cash and marketable securities held in the trust account (including $10,062,500 in deferred underwriting fees) and working capital deficit of $40,381. On September 28, 2021, we issued an unsecured promissory note to our sponsor, whereby our sponsor has agreed to loan up to $1,000,000 to us for working capital needs. The Sponsor Working Capital Loan accrues no interest on the unpaid principal balance. The Sponsor Working Capital Loan is due on the earlier of (i) the date on which we consummate our initial business combination and (ii) the date that our winding up is effective. At the discretion of our sponsor, the Sponsor Working Capital Loan may be convertible into warrants of the post-business combination entity at a price of $1.50 per warrant. The warrants would be identical to the private placement warrants. As of December 31, 2021, we had an outstanding balance of $650,000 under the Sponsor Working Capital Loan.

We believe that the funds available to us outside of the trust account and the Sponsor Working Capital Loan will be sufficient to allow us to operate until at least January 28, 2023; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

If we are required to seek additional capital, we would need to borrow additional funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans, including the Sponsor Working Capital Loan, may be convertible into warrants of the post-business combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the trust account. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive an estimated $10.00 per share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share.

Our placing of funds in the trust account may not protect those funds from third party claims against us. Although we have sought and will continue to seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. The underwriters of our initial public offering and our independent registered public accounting firm will not execute agreements with us waiving such claims to the monies held in the trust account.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.00 per public share initially held in the trust account, due to claims of such creditors. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per public share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case less taxes payable, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.00 per share.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, by paying public stockholders from the trust account prior to addressing the claims of creditors, thereby exposing itself and us to claims of punitive damages.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of the trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by January 28, 2023 may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following January 28, 2023, in the event we do not complete our initial business combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of the trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by January 28, 2023 is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

We may not hold an annual meeting of stockholders until after the consummation of our initial business combination, which could delay the opportunity for our stockholders to elect directors.

In accordance with the NYSE corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on the NYSE. Under Section 211(b) of the DGCL, we are, however, required to hold an annual meeting of stockholders for the purposes of electing directors in accordance with our bylaws unless such election is made by written consent in lieu of such a meeting. We may not hold an annual meeting of stockholders to elect new directors prior to the consummation of our initial business combination, and thus we may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting. Therefore, if our stockholders want us to hold an annual meeting prior to the consummation of our initial business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.

Because we are not limited to evaluating a target business in a particular industry, sector or any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’ operations.

While we may pursue an initial business combination opportunity in any industry or sector, we have initially focused on businesses related to media, ed-tech, and other related industries, which capitalize on our management team’s expertise. Our amended and restated certificate of incorporation prohibits us from effectuating a business combination with another blank check company or similar company with nominal operations. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our securities will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholders or warrant holders who choose to remain stockholders or warrant holders following the business combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

We are not required to obtain an opinion from an independent accounting or investment banking firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our stockholders from a financial point of view.

Unless we complete our initial business combination with an affiliated entity, we are not required to obtain an opinion from an independent accounting firm or independent investment banking firm which is a member of FINRA that the price we are paying is fair to our stockholders from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy solicitation or tender offer materials, as applicable, related to our initial business combination.

Unlike some other similarly structured special purpose acquisition companies, our initial stockholders will receive additional shares of Class A common stock if we issue certain shares to consummate an initial business combination.

The founder shares will automatically convert into shares of Class A common stock concurrently with or immediately following the consummation of our initial business combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided in this report and our final prospectus. In the case that additional shares of Class A common stock or equity-linked securities are issued or deemed issued in connection with our initial business combination, the number of shares of Class A common stock issuable upon conversion of all founder shares will equal, in the aggregate, on an as-converted basis, 20% of the total number of shares of Class A common stock outstanding after such conversion (after giving effect to any redemptions of shares of Class A common stock by public stockholders), including the total number of shares of Class A common stock issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the company in connection with or in relation to the consummation of the initial business combination, excluding any shares of Class A common stock or equity-linked securities or rights exercisable for or convertible into shares of Class A common stock issued, or to be issued, to any seller in the initial business combination and any private placement warrants issued to our sponsor, officers or directors upon conversion of working capital loans, provided that such conversion of founder shares will never occur on a less than one-for-one basis. This is different than some other similarly structured special purpose acquisition companies in which the initial stockholders will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to our initial business combination.

Resources could be wasted in researching business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

The investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments requires substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, executive officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of our sponsor, executive officers, and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, executive officers, directors or existing holders. Our directors also serve as officers and board members for other entities. Such entities may compete with us for business combination opportunities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent accounting firm regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our sponsor, executive officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

We may engage one or more of the underwriters of our initial public offering or one of their respective affiliates to provide additional services to us, which may include acting as financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Such underwriters are entitled to receive deferred commissions that will be released from the trust account only on a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us, including, for example, in connection with the sourcing and consummation of an initial business combination.

We may engage one or more of the underwriters of our initial public offering or one of their respective affiliates to provide additional services to us, including, for example, identifying potential targets, providing financial advisory services, acting as a placement agent in a private offering or arranging debt financing. We may pay such underwriter or its affiliate fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation. Such underwriters are also entitled to receive deferred commissions that are conditioned on the completion of an initial business combination. Such underwriters’ or their respective affiliates’ financial interests tied to the consummation of a business combination transaction may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with the sourcing and consummation of an initial business combination.

Since our sponsor, executive officers, and directors will lose their entire investment in us if our initial business combination is not completed (other than with respect to public shares they may acquire), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

On October 19, 2020, we issued 7,187,500 founder shares to our sponsor for an aggregate purchase price of $25,000, or approximately $0.003 per share. In December 2020, our sponsor transferred an aggregate of 175,000 founder shares to certain of our independent directors and special advisors at their original purchase price. Subsequently, in January 2021, our sponsor transferred an aggregate of 100,000 founder shares to Loop Capital at their original purchase price.

Prior to the initial investment in the company of $25,000 by our sponsor, the company had no assets, tangible or intangible. The purchase price of the founder shares was determined by dividing the amount of cash contributed to the company by the number of founder shares issued. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the issued and outstanding shares of our common stock after our initial public offering. The founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsor and Loop Capital purchased an aggregate of 5,100,000 private placement warrants, each exercisable for one share of Class A common stock at $11.50 per share, for an aggregate purchase price of $7,650,000, or $1.50 per warrant, that will also be worthless if we do not complete our initial business combination. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as January 28, 2023 nears, which is the deadline for our completion of an initial business combination.

Our initial stockholders initially paid an aggregate of $25,000 for the founder shares, or approximately $0.003 per share. As a result of this low initial price, our initial stockholders could make a substantial profit even if an initial business combination subsequently declines in value or is unprofitable for our public stockholders.

As a result of the low acquisition cost of our founder shares, our initial stockholders could make a substantial profit even if we select and consummate an initial business combination with an acquisition target that subsequently declines in value or is unprofitable for our public stockholders. Thus, such parties may have more of an economic incentive for us to enter into an initial business combination with a riskier, weaker-performing or financially unstable business, or an entity lacking an established record of revenues or earnings, than would be the case if our initial stockholders had initially paid the full offering price for the founder shares.

The nominal purchase price paid by our initial stockholders for the founder shares may significantly dilute the implied value of the public shares in the event we consummate an initial business combination, and our initial stockholders are likely to make a substantial profit on their investment in us in the event we consummate an initial business combination, even if the business combination causes the trading price of our Class A common stock to materially decline.

Our initial stockholders invested an aggregate of $7,675,000 in our company in connection with our initial public offering, comprised of the $25,000 purchase price for the founder shares and the $7,650,000 purchase price for the private placement warrants. The amount held in the trust account was $287,517,214 as of December 31, 2021, implying a value of approximately $10.00 per public share. The value of the public shares may be significantly diluted as a result of the automatic conversion of the founder shares into shares of Class A common stock upon our completion of an initial business combination.

The following table shows the public stockholders’ and our initial stockholders’ investment per share and how these compare to the implied value of one share of Class A common stock upon the completion of our initial business combination. The following table (i) assumes that (a) our valuation is $287,517,214 (which is the amount held in the trust account as of December 31, 2021), (b) no additional interest is earned on the funds held in the trust account, (c) no public shares are redeemed in connection with our initial business combination and (d) all founder shares are held by our initial stockholders upon completion of our initial business combination, and (ii) does not take into account other potential impacts on our valuation at the time of our initial business combination such as (a) the value of the public warrants and private placement warrants, (b) the trading price of our shares of Class A common stock, (c) business combination transaction costs (including payment of $10,062,500 of deferred underwriting commissions), (d) any equity issued or cash paid to the target’s sellers, (e) any equity issued to other third party investors or (f) the target’s business itself, including its assets, liabilities, management and prospects.

Public shares	28,750,000 shares
Founder shares	7,187,500 shares
Total shares	35,937,500 shares
Total funds in trust(1)	$287,517,214
Public stockholders’ investment per public share(2)	$10.00
Initial stockholders’ investment per founder share(3)	$0.003
Implied value per share of Class A common stock upon completion of the initial business combination	$8.00

(1)	Amount held in the trust account as of December 31, 2021.
(2)	While the public stockholders’ investment is in both the public shares and the public warrants, for purposes of this table the full investment amount is ascribed to the public shares only.
(3)	Our initial stockholders’ total investment in the equity of our company, inclusive of the founder shares and the $7,650,000 investment in the private placement warrants, is $7,675,000.

Note that redemptions of public shares in connection with our initial business combination would further reduce the implied value of our Class A common stock. For instance, in the example above, if 50% of the public shares were redeemed in connection with our initial business combination, the implied value per share would be approximately $6.67.

While the implied value of our public shares may be diluted, the implied value of $8.00 per share in the example above would represent a significant implied profit for our initial stockholders relative to the initial purchase price of the founder shares. At $8.00 per share, the 7,187,500 founder shares would have an aggregate implied value of $57,500,000. As a result, even if the trading price of our Class A common stock significantly declines (whether because of a substantial amount of redemptions of our public shares or for any other reason), our initial stockholders will stand to make significant profit on their investment in us. In addition, our initial stockholders could potentially recoup their entire investment in us even if the trading price of our Class A common stock were as low as $1.07 per share and even if the private placement warrants are worthless. As a result, our initial stockholders are likely to make a substantial profit on their investment in us even if we select and consummate an initial business combination that causes the trading price of our Class A common stock to decline, while our public stockholders who purchased their units in our initial public offering could lose significant value in their public shares. Our initial stockholders may therefore be economically incentivized to consummate an initial business combination with a riskier, weaker-performing or less-established target business than would be the case if our initial stockholders had paid the same per share price for the founder shares as our public stockholders paid for their public shares.

This dilution would increase to the extent that the anti-dilution provisions of the founder shares result in the issuance of shares of Class A common stock on a greater than one-to-one basis upon conversion of the founder shares at the time of our initial business combination and would become exacerbated to the extent that public stockholders seek redemptions from the trust account. In addition, because of the anti-dilution protection in the founder shares, any equity or equity-linked securities issued in connection with our initial business combination would be disproportionately dilutive to our Class A common stock.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

We may choose to incur substantial debt to complete our initial business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

●	our inability to pay dividends on our Class A common stock;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds from our initial public offering and the private placement of the private placement warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset, or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we do not adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our business combination strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our stockholders or warrant holders do not agree.

Our amended and restated certificate of incorporation does not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. In addition, our proposed initial business combination may impose a minimum cash requirement for: (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. As a result, we may be able to complete our initial business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares in connection with such initial business combination, all shares of Class A common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated certificate of incorporation or governing instruments in a manner that will make it easier for us to complete our initial business combination that our stockholders may not support.

In order to effectuate a business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, special purpose acquisition companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated certificate of incorporation requires the approval of holders of 65% of our common stock, and amending our warrant agreement requires a vote of holders of at least 50% of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 50% of the number of the then outstanding private placement warrants. In addition, our amended and restated certificate of incorporation requires us to provide our public stockholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete an initial business combination by January 28, 2023 or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity. To the extent any of such amendments would be deemed to fundamentally change the nature of the securities offered through the registration statement for our initial public offering, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

The provisions of our amended and restated certificate of incorporation that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from the trust account) may be amended with the approval of holders of 65% of our common stock, which is a lower amendment threshold than that of some other special purpose acquisition companies. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation to facilitate the completion of an initial business combination that some of our stockholders may not support.

Our amended and restated certificate of incorporation provides that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of our initial public offering and the private placement of private placement warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein) may be amended if approved by holders of 65% of our common stock entitled to vote thereon and corresponding provisions of the trust agreement governing the release of funds from the trust account may be amended if approved by holders of 65% of our common stock entitled to vote thereon. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of our outstanding common stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. Our initial stockholders, who collectively beneficially own 20% of our common stock, may participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-business combination behavior more easily than some other special purpose acquisition companies, and this may increase our ability to complete a business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

Our sponsor, executive officers and directors have agreed, pursuant to written agreements with us, that they will not propose any amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by January 28, 2023 or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to pay our taxes, divided by the number of then outstanding public shares. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, executive officers or directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

Certain agreements related to our initial public offering may be amended without stockholder approval.

Each of the agreements related to our initial public offering to which we are a party, other than the warrant agreement and the investment management trust agreement, may be amended without stockholder approval. Such agreements include: the underwriting agreement; the letter agreement among us and our initial stockholders, officers, and directors; the registration rights agreement among us and our initial stockholders; and the warrant purchase agreements between us and our sponsor and Loop Capital, respectively. These agreements contain various provisions that our public stockholders might deem to be material. For example, our letter agreement and the underwriting agreement contain certain lock-up provisions with respect to the founder shares, private placement warrants and other securities held by our initial stockholders, officers, and directors. Amendments to such agreements would require the consent of the applicable parties thereto and would need to be approved by our board of directors, which may do so for a variety of reasons, including to facilitate our initial business combination. It may be possible that our board of directors, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement. Any amendment entered into in connection with the consummation of our initial business combination will be disclosed in our proxy solicitation or tender offer materials, as applicable, related to such initial business combination, and any other material amendment to any of our material agreements will be disclosed in a filing with the SEC. Any such amendments would not require approval from our stockholders, may result in the completion of our initial business combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities. For example, amendments to the lock-up provision discussed above may result in our initial stockholders selling their securities earlier than they would otherwise be permitted, which may have an adverse effect on the price of our securities.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

Although we believe that the net proceeds of our initial public offering and the private placement of the private placement warrants and the Sponsor Working Capital Loan will be sufficient to allow us to complete our initial business combination, we cannot presently ascertain the capital requirements for any particular transaction. If such funds prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. The current economic environment has made it especially difficult for companies to obtain acquisition financing. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination.

Our initial stockholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Our initial stockholders collectively beneficially own 20% of our issued and outstanding common stock. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation. If our initial stockholders purchase any additional Class A common stock in the aftermarket or in privately negotiated transactions, this would increase their control. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, our board of directors, whose members were elected by our sponsor, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the completion of our initial business combination.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that the proxy statement with respect to the vote on an initial business combination include historical and pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, GAAP, or international financial reporting standards as issued by IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an initial business combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, would we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

Our initial business combination and our structure thereafter may not be tax-efficient to our stockholders and warrant holders. As a result of our business combination, our tax obligations may be more complex, burdensome and uncertain.

Although we will attempt to structure our initial business combination in a tax-efficient manner, tax structuring considerations are complex, the relevant facts and law are uncertain and may change, and we may prioritize commercial and other considerations over tax considerations. For example, in connection with our initial business combination and subject to any requisite stockholder approval, we may structure our business combination in a manner that requires stockholders and/or warrant holders to recognize gain or income for tax purposes, effect a business combination with a target company in another jurisdiction, or reincorporate in a different jurisdiction (including, but not limited to, the jurisdiction in which the target company or business is located). We do not intend to make any cash distributions to stockholders or warrant holders to pay taxes in connection with our business combination or thereafter. Accordingly, a stockholder or a warrant holder may need to satisfy any liability resulting from our initial business combination with cash from its own funds or by selling all or a portion of the shares received. In addition, stockholders and warrant holders may also be subject to additional income, withholding or other taxes with respect to their ownership of us after our initial business combination.

In addition, we may effect a business combination with a target company that has business operations outside of the United States, and possibly, business operations in multiple jurisdictions. If we effect such a business combination, we could be subject to significant income, withholding and other tax obligations in a number of jurisdictions with respect to income, operations and subsidiaries related to those jurisdictions. Due to the complexity of tax obligations and filings in other jurisdictions, we may have a heightened risk related to audits or examinations by U.S. federal, state, local and non-U.S. taxing authorities. This additional complexity and risk could have an adverse effect on our after-tax profitability and financial condition.

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

Risks Relating to the Post-Business Combination Company

Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues that may be present with a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining debt financing to partially finance the initial business combination or thereafter. Accordingly, any stockholders or warrant holders who choose to remain stockholders or warrant holders following the business combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target business’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any stockholders or warrant holders who choose to remain stockholders or warrant holders following the business combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The loss of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our initial business combination so that the post-transaction company in which our public stockholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares of Class A common stock in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of Class A common stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding Class A common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain control of the target business.

Risks Relating to Acquiring and Operating a Business in Foreign Countries

If we effect our initial business combination with a company located outside of the United States, we would be subject to a variety of additional risks that may adversely affect us.

If we pursue a target company with operations or opportunities outside of the United States for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such initial business combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If we pursue a target a company with operations or opportunities outside of the United States for our initial business combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations;

●	rules and regulations regarding currency redemption;

●	complex corporate withholding taxes on individuals;

●	laws governing the manner in which future business combinations may be effected;

●	exchange listing and/or delisting requirements;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	local or regional economic policies and market conditions;

●	unexpected changes in regulatory requirements;

●	challenges in managing and staffing international operations;

●	longer payment cycles;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	rates of inflation;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	underdeveloped or unpredictable legal or regulatory systems;

●	corruption;

●	public health or safety concerns and governmental restrictions, including those caused by outbreaks of pandemic disease such as the COVID-19 pandemic;

●	protection of intellectual property;

●	social unrest, crime, strikes, riots, and civil disturbances;

●	regime changes and political upheaval;

●	terrorist attacks, natural disasters and wars, such as the recent invasion of Ukraine by Russia; and

●	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such initial business combination, or, if we complete such initial business combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.

Risks Relating to our Management Team

We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers.

We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account and to not seek recourse against the trust account for any reason whatsoever. Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination. Our obligation to indemnify our officers and directors may discourage stockholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

Past performance by our management team and their affiliates may not be indicative of future performance of an investment in us.

Information regarding performance by, or businesses associated with, our management team or businesses associated with them is presented for informational purposes only. Past performance by our management team is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to locate a suitable candidate for our initial business combination. You should not rely on the historical record of the performance of our management team or businesses associated with them as indicative of the future performance of an investment in us or the returns we will, or are likely to, generate going forward.

We may seek business combination opportunities in industries or sectors that may be outside of our management’s areas of expertise.

We will consider a business combination outside of our management’s areas of expertise if a business combination candidate is presented to us and we determine that such candidate offers an attractive business combination opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable to investors in our initial public offering than a direct investment, if an opportunity were available, in a business combination candidate.

Management’s flexibility in identifying and selecting a prospective target business or businesses, along with our management’s financial interest in consummating our initial business combination, may lead management to enter into an acquisition agreement that is not in the best interest of our stockholders.

Subject to the requirements in the NYSE rules and our amended and restated certificate of incorporation that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable) at the time of the execution of a definitive agreement for such initial business combination, we have virtually unrestricted flexibility in identifying and selecting a prospective target business or businesses. Investors will be relying on management’s ability to identify business combinations, evaluate their merits, conduct or monitor diligence and conduct negotiations. Management’s flexibility in identifying and selecting a prospective target business or businesses, along with management’s financial interest in consummating our initial business combination, may lead management to enter into an acquisition agreement that is not in the best interest of our stockholders, which would be the case if the trading price of our shares of Class A common stock after giving effect to such business combination was less than the per-share trust liquidation value that our stockholders would have received if we had dissolved without consummating our initial business combination.

We are dependent upon our executive officers and directors and their loss could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. In addition, our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or executive officers. The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.

Our ability to successfully effect our initial business combination and to be successful thereafter will be dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination, and a particular business combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with our company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, subject to their fiduciary duties under Delaware law.

Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which they may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

Our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Following the completion of our initial public offering and until we consummate our initial business combination, we have engaged and will continue to engage in the business of identifying and combining with one or more businesses. Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity.

In addition, certain of our officers and directors may pursue other business or investment ventures during the period in which we are seeking an initial business combination. As a result, our sponsor, officers or directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other company with which they are or may become involved. Although we have no formal policy in place for vetting potential conflicts of interest, our board of directors will review any potential conflicts of interest on a case-by-case basis.

Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

Our executive officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, executive officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our sponsor, our directors or executive officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Delaware law and we or our stockholders might have a claim against such individuals for infringing on our stockholders’ rights. However, we might not ultimately be successful in any claim we may make against them for such reason.

Risks Relating to Our Securities

If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a stockholder fails to receive our proxy materials or tender offer documents, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or submit public shares for redemption. For example, we intend to require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their stock certificates to our transfer agent, or to deliver their shares to our transfer agent electronically prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the vote on the proposal to approve the initial business combination. In addition, if we conduct redemptions in connection with a stockholder vote, we intend to require a public stockholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the vote in which the name of the beneficial owner of such shares is included. In the event that a stockholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its shares may not be redeemed.

In connection with any stockholder meeting called to approve a proposed initial business combination, we may require stockholders who wish to redeem their shares in connection with a proposed business combination to comply with specific requirements for redemption that may make it more difficult for them to exercise their redemption rights prior to the deadline for exercising their rights.

In connection with any stockholder meeting called to approve a proposed initial business combination, each public stockholder will have the right, regardless of whether he or she is voting for or against such proposed business combination or does not vote at all, to demand that we redeem his or her shares into a pro rata share of the trust account as of two business days prior to the consummation of the initial business combination. We may require public stockholders who wish to redeem their shares in connection with a proposed business combination to either (i) tender their certificates to our transfer agent or (ii) deliver their shares to the transfer agent electronically using DTC’s DWAC (Deposit/Withdrawal At Custodian) System, at the holders’ option, in each case prior to a date set forth in the tender offer documents or proxy materials sent in connection with the proposal to approve the business combination. In order to obtain a physical stock certificate, a stockholder’s broker and/or clearing broker, DTC and our transfer agent will need to act to facilitate this request. It is our understanding that stockholders should generally allot at least two weeks to obtain physical certificates from the transfer agent. However, because we do not have any control over this process or over the brokers or DTC, it may take significantly longer than two weeks to obtain a physical stock certificate. While we have been advised that it takes a short time to deliver shares through the DWAC System, we cannot assure you of this fact. Accordingly, if it takes longer than we anticipate for stockholders to deliver their shares, stockholders who wish to redeem may be unable to meet the deadline for exercising their redemption rights and thus may be unable to redeem their shares.

If, in connection with any stockholder meeting called to approve a proposed business combination, we require public stockholders who wish to redeem their shares to comply with specific requirements for redemption, such redeeming stockholders may be unable to sell their securities when they wish to in the event that the proposed business combination is not approved.

If we require public stockholders who wish to redeem their shares to comply with specific requirements for redemption and such proposed business combination is not consummated, we will promptly return such certificates to the tendering public stockholders. Accordingly, investors who attempted to redeem their shares in such a circumstance will be unable to sell their securities after the failed business combination until we have returned their securities to them. The market price for our shares of Class A common stock may decline during this time and you may not be able to sell your securities when you wish to, even while other stockholders that did not seek redemption may be able to sell their securities.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) our completion of an initial business combination, and then only in connection with those shares of Class A common stock that such stockholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by January 28, 2023 or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity, and (iii) the redemption of our public shares if we are unable to complete an initial business combination by January 28, 2023, subject to applicable law. In addition, if our plan to redeem our public shares if we are unable to complete an initial business combination by January 28, 2023 is not completed for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in the trust account. In that case, public stockholders may be forced to wait beyond January 28, 2023 before they receive funds from the trust account. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are currently listed on the NYSE, a national securities exchange. We cannot assure you that our securities will continue to be, listed on the NYSE in the future or prior to our initial business combination. In order to continue listing our securities on the NYSE prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum average global market capitalization and a minimum number of holders of our securities. Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with the NYSE’s initial listing requirements, which are more rigorous than the NYSE’s continued listing requirements, in order to continue to maintain the listing of our securities on the NYSE. For instance, our stock price would generally be required to be at least $4.00 per share and we must have 400 round lot holders of our Class A common stock upon the consummation of our initial business combination. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If the NYSE delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units, Class A common stock and warrants are listed on the NYSE, our units, Class A common stock, and warrants qualify as covered securities under the statute. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the NYSE, our securities would not qualify as covered securities under the statute and we would be subject to regulation in each state in which we offer our securities.

Our security holders are not entitled to protections normally afforded to investors of many other blank check companies.

Because we had net tangible assets in excess of $5,000,000 upon completion of our initial public offering and the private placement of the private placement warrants and filed a Current Report on Form 8-K including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, our security holders are not afforded the benefits or protections of those rules. Among other things, this means our units were immediately tradable and we have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, offerings subject to Rule 419 would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our Class A common stock, you will lose the ability to redeem all such shares in excess of 15% of our Class A common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our initial public offering without our prior consent, which we refer to as the Excess Shares. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.00 per share.

The proceeds held in the trust account are invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our amended and restated certificate of incorporation, our public stockholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income, net of taxes paid or payable (less, in the case we are unable to complete our initial business combination, up to $100,000 of interest to pay dissolution expenses). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.00 per share.

You will not be permitted to exercise your warrants unless we register and qualify the underlying Class A common stock or certain exemptions are available.

If the issuance of the Class A common stock upon exercise of the warrants is not registered, qualified or exempt from registration or qualification under the Securities Act and applicable state securities laws, holders of warrants will not be entitled to exercise such warrants and such warrants may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the Class A common stock included in the units.

We have not registered the Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws. However, under the terms of the warrant agreement, we have agreed that, as soon as practicable, but in no event later than 15 business days, after the closing of our initial business combination, we will use our best efforts to file with the SEC a registration statement covering the registration under the Securities Act of the Class A common stock issuable upon exercise of the warrants and thereafter will use our best efforts to cause the same to become effective within 60 business days following our initial business combination and to maintain a current prospectus relating to the Class A common stock issuable upon exercise of the warrants until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order.

If the shares of Class A common stock issuable upon exercise of the warrants are not registered under the Securities Act, under the terms of the warrant agreement, holders of warrants who seek to exercise their warrants will not be permitted to do so for cash and, instead, will be required to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act or another exemption.

In no event will warrants be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration or qualification is available.

If our shares of Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of “covered securities” under Section 18(b)(1) of the Securities Act, we may, at our option, not permit holders of warrants who seek to exercise their warrants to do so for cash and, instead, require them to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act; in the event we so elect, we will not be required to file or maintain in effect a registration statement or register or qualify the shares underlying the warrants under applicable state securities laws, and in the event we do not so elect, we will use our best efforts to register or qualify the shares underlying the warrants under applicable state securities laws to the extent an exemption is not available.

In no event will we be required to net cash settle any warrant, or issue securities (other than upon a cashless exercise as described above) or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under the Securities Act or applicable state securities laws.

You may only be able to exercise your public warrants on a “cashless basis” under certain circumstances, and if you do so, you will receive fewer shares of Class A common stock from such exercise than if you were to exercise such warrants for cash.

The warrant agreement provides that in the following circumstances holders of warrants who seek to exercise their warrants will not be permitted to do for cash and will, instead, be required to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act: (i) if the shares of Class A common stock issuable upon exercise of the warrants are not registered under the Securities Act in accordance with the terms of the warrant agreement; (ii) if we have so elected and the shares of Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of “covered securities” under Section 18(b)(1) of the Securities Act; and (iii) if we have so elected and we call the public warrants for redemption. If you exercise your public warrants on a cashless basis, you would pay the warrant exercise price by surrendering the warrants for that number of shares of Class A common stock equal to the quotient obtained by dividing (x) the product of the number of shares of Class A common stock underlying the warrants, multiplied by the excess of the “fair market value” of our shares of Class A common stock (as defined in the next sentence) over the exercise price of the warrants by (y) the fair market value. The “fair market value” is the average reported closing price of the shares of Class A common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of warrants, as applicable. As a result, you would receive fewer shares of Class A common stock from such exercise than if you were to exercise such warrants for cash.

The grant of registration rights to our initial stockholders and holders of our private placement warrants may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our shares of Class A common stock.

Pursuant to a registration rights agreement entered into on January 25, 2021, our initial stockholders, the holders of our private placement warrants, the holders of warrants that may be issued upon conversion of working capital loans and their permitted transferees can demand that we register the shares of Class A common stock into which founder shares are convertible, the private placement warrants and the Class A common stock issuable upon exercise of the private placement warrants, the warrants or the Class A common stock issuable upon conversion of warrants that may be issued upon conversion of working capital loans and any other securities of the company acquired by them prior to the consummation of our initial business combination. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A common stock that is expected when the shares of common stock owned by our initial stockholders, holders of our private placement warrants or holders of our working capital loans or their respective permitted transferees are registered.

We may issue additional shares of Class A common stock or shares of preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock upon the conversion of the founder shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. Any such issuances would dilute the interest of our stockholders and likely present other risks.

Our amended and restated certificate of incorporation authorizes the issuance of up to 200,000,000 shares of Class A common stock, par value $0.0001 per share, 20,000,000 shares of Class B common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. As of April 12, 2022, there were 171,250,000 and 12,812,500 authorized but unissued shares of Class A common stock and Class B common stock, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B common stock. The Class B common stock is automatically convertible into Class A common stock concurrently with or immediately following the consummation of our initial business combination, initially at a one-for-one ratio but subject to adjustment as set forth herein and in our amended and restated certificate of incorporation. As of April 12, 2022, there are no shares of preferred stock issued and outstanding.

We may issue a substantial number of additional shares of Class A common stock or shares of preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock to redeem the warrants upon conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth therein. However, our amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote as a class with our public shares (a) on any initial business combination or (b) to approve an amendment to our amended and restated certificate of incorporation to (x) extend the time we have to consummate a business combination beyond January 28, 2023 or (y) amend the foregoing provisions. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote. The issuance of additional shares of common stock or shares of preferred stock:

●	may significantly dilute the equity interest of our current security holders;

●	may subordinate the rights of holders of Class A common stock if shares of preferred stock are issued with rights senior to those afforded our Class A common stock;

●	could cause a change in control if a substantial number of shares of Class A common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

●	may adversely affect prevailing market prices for our units, Class A common stock and/or warrants.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then outstanding public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of shares of Class A common stock purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or to correct any defective provision or mistake, including to conform the provisions of the warrant agreement to the description of the terms of the warrants and the warrant agreement set forth in our final prospectus, (ii) adjusting the provisions relating to cash dividends on shares of common stock as contemplated by and in accordance with the warrant agreement or (iii) adding or changing any provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the warrants, provided that the approval by the holders of at least 50% of the then-outstanding public warrants is required to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or stock (at a ratio different than initially provided), shorten the exercise period or decrease the number of shares of Class A common stock purchasable upon exercise of a warrant.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the closing price of our Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like and for certain issuances of Class A common stock and equity-linked securities for capital raising purposes in connection with the closing of our initial business combination as described elsewhere in this report and our final prospectus) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to proper notice of such redemption provided that on the date we give notice of redemption. We will not redeem the warrants unless an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the warrants is effective and a current prospectus relating to those shares of Class A common stock is available throughout the 30-day redemption period, except if the warrants may be exercised on a cashless basis and such cashless exercise is exempt from registration under the Securities Act. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the private placement warrants will be redeemable by us for cash so long as they are held by their initial purchasers or their permitted transferees.

Our warrants may have an adverse effect on the market price of our shares of Class A common stock and make it more difficult to effectuate our initial business combination.

We issued warrants to purchase 9,583,333 shares of our Class A common stock as part of the units sold in our initial public offering and, simultaneously with the closing of our initial public offering, we issued in the private placement an aggregate of 5,100,000 private placement warrants, each exercisable to purchase one share of Class A common stock at $11.50 per share. In addition, if our sponsor or an affiliate of our sponsor or certain of our officers and directors makes any working capital loans, including the Sponsor Working Capital Loan, such lender may convert those loans into up to an additional 1,000,000 private placement warrants, at the price of $1.50 per warrant. To the extent we issue common stock to effectuate a business transaction, the potential for the issuance of a substantial number of additional shares of Class A common stock upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such warrants, when exercised, will increase the number of issued and outstanding shares of Class A common stock and reduce the value of the Class A common stock issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business.

A market for our securities may not fully develop or be sustained, which would adversely affect the liquidity and price of our securities.

The price of our securities may vary significantly due to one or more potential business combinations and general market or economic conditions, including as a result of the COVID-19 pandemic, the invasion of Ukraine by Russia and resulting sanctions, and other events (such as terrorist attacks, geopolitical unrest, natural disasters or a significant outbreak of other infectious diseases). An active trading market for our securities may not fully develop or be sustained. Additionally, if our securities become delisted from the NYSE for any reason, and are quoted on the OTC Pink Sheets, an inter-dealer automated quotation system for equity securities not listed on a national exchange, the liquidity and price of our securities may be more limited than if we were listed on the NYSE or another national exchange. You may be unable to sell your securities unless a market can be fully developed and sustained.

Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our shares of Class A common stock and could entrench management.

Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of our board of directors to designate the terms of and issue new series of preferred stock, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Provisions in our amended and restated certificate of incorporation and Delaware law may have the effect of discouraging lawsuits against our directors and officers.

Our amended and restated certificate of incorporation requires, unless we consent in writing to the selection of an alternative forum, that (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee to us or our stockholders, (iii) any action asserting a claim against us, our directors, officers or employees arising pursuant to any provision of the DGCL or our amended and restated certificate of incorporation or bylaws, or (iv) any action asserting a claim against us, our directors, officers or employees governed by the internal affairs doctrine may be brought only in the Court of Chancery in the State of Delaware, except any claim (A) as to which the Court of Chancery of the State of Delaware determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (B) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery or (C) for which the Court of Chancery does not have subject matter jurisdiction, as to which the Court of Chancery and the federal district court for the District of Delaware shall have concurrent jurisdiction. If an action is brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel. Although we believe this provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, a court may determine that this provision is unenforceable, and to the extent it is enforceable, the provision may have the effect of discouraging lawsuits against our directors and officers, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder.

Notwithstanding the foregoing, our amended and restated certificate of incorporation provides that the exclusive forum provision does not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Additionally, unless we consent in writing to the selection of an alternative forum, the federal courts shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act against us or any of our directors, officers, other employees or agents. Section 22 of the Securities Act, however, created concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Accordingly, there is uncertainty as to whether a court would enforce such provisions, and the enforceability of similar choice of forum provisions in other companies’ charter documents has been challenged in legal proceedings. While the Delaware courts have determined that such exclusive forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions, and there can be no assurance that such provisions will be enforced by a court in those other jurisdictions. Any person or entity purchasing or otherwise acquiring any interest in our securities shall be deemed to have notice of and consented to these provisions; however, we note that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Although we believe this provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, the provision may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us and may have the effect of discouraging lawsuits against our directors and officers.

Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.

Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the warrant agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope of the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

General Risk Factors

We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a blank check company established under the laws of the State of Delaware with no operating results to date. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination. We may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

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

We have identified material weaknesses in our internal control over financial reporting. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Following the issuance of the SEC Staff Statement, after consultation with our independent registered public accounting firm, our management and our audit committee concluded that, in light of the SEC Staff Statement, it was appropriate to restate our previously issued audited balance sheet as of January 28, 2021 (the “Restated Balance Sheet”). See “—Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.” As part of such process, we identified a material weakness in our internal control over financial reporting.

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

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities,

each of which may make it difficult for us to complete our initial business combination. In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company with the SEC;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are not subject to.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis.

Our business is to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. An investment in our securities is not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of the public shares if we do not complete our initial business combination by January 28, 2023 or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity; and (iii) absent an initial business combination by January 28, 2023, our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor internal controls attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A common stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates equals or exceeds $250 million as of the prior June 30th, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates equals or exceeds $700 million as of the prior June 30th. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. In addition, the recent invasion of Ukraine by Russia, and the impact of sanctions against Russia and the potential for retaliatory acts from Russia, could result in increased cyber-attacks against U.S. companies. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents or attacks. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We currently maintain our principal executive offices at 2870 Peachtree Road NW, Suite 509, Atlanta, Georgia 30305. The cost for this space was included in the $15,000 per month fee our sponsor began charging us for office space and secretarial and administrative services commencing on January 26, 2021 pursuant to a letter agreement between us and our sponsor. On May 25, 2021, we agreed with our sponsor to terminate such agreement. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings

There is no material litigation, arbitration, governmental proceeding or any other legal proceeding currently pending or known to be contemplated against us or any members of our management team in their capacity as such.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our equity securities trade on the NYSE. Our units began trading on January 26, 2021 on the NYSE under the symbol “DNZ.U.” Each unit consists of one share of Class A common stock and one-third of one redeemable warrant, each whole warrant entitling the holder thereof to purchase one share of Class A common stock at an exercise price $11.50 per share, subject to adjustment. Commencing on March 18, 2021, the Class A common stock and warrants comprising the units began separate trading on the NYSE under the symbols “DNZ” and “DNZ WS,” respectively. Those units not separated continue to trade on the NYSE under the symbol “DNZ.U.”

Holders of Record

On April 12, 2022, there was one holder of record of our units, one holder of record of our Class A common stock, eight holders of record of our Class B common stock, and three holders of record of our warrants. Such numbers do not include beneficial owners holding our securities through nominee names.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements, and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Recent Sales of Unregistered Securities

On October 19, 2020, we issued 7,187,500 founder shares to our sponsor for an aggregate purchase price of $25,000, or approximately $0.003 per share, pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. No underwriting discounts or commissions were paid with respect to such issuance. In December 2020, our sponsor transferred an aggregate of 175,000 founder shares to certain of our independent directors and special advisors at their original purchase price. Subsequently, in January 2021, our sponsor transferred an aggregate of 100,000 founder shares to Loop Capital at their original purchase price. The founder shares are automatically convertible into shares of Class A common stock concurrently with or immediately following the consummation of our initial business combination on a one-for-one basis, subject to adjustment.

Simultaneously with the consummation of our initial public offering, we consummated the private placement of 4,915,217 and 184,783 private placement warrants to our sponsor and Loop Capital, respectively, or an aggregate of 5,100,000 private placement warrants, at a price of $1.50 per private placement warrant, generating total gross proceeds of $7,650,000. Such issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. No underwriting discounts or commissions were paid with respect to the private placement. The private placement warrants are identical to the warrants underlying the units sold in our initial public offering, except that if held by the initial purchasers or their permitted transferees, they (i) may be exercised on a cashless basis, (ii) are not subject to redemption, and (iii) with respect to private placement warrants held by Loop Capital, will not be exercisable after January 25, 2026. If the private placement warrants are held by holders other than the initial purchasers or their permitted transferees, then the private placement warrants will be redeemable by us and exercisable by the holders on the same basis as the warrants included in the units sold in our initial public offering. In addition, the private placement warrants (and the shares of Class A common stock issuable upon exercise of such private placement warrants) are not transferable, assignable or salable until 30 days after the completion of our initial business combination, subject to certain limited exceptions, and holders of the private placement warrants (and the shares of Class A common stock issuable upon exercise of such private placement warrants) are entitled to certain registration rights.

Use of Proceeds from our Initial Public Offering

On January 28, 2021, we consummated our initial public offering of 28,750,000 units, including the issuance of 3,750,000 units as a result of the underwriters’ full exercise of their over-allotment option, with each unit consisting of one share of Class A common stock and one-third of one redeemable warrant, each whole warrant entitling the holder thereof to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment. Each whole warrant will become exercisable 30 days after the completion of our initial business combination and will expire five years after the completion of our initial business combination, or earlier upon redemption or liquidation. The units were sold at an offering price of $10.00 per unit, generating total gross proceeds of $287,500,000.

Goldman Sachs & Co. LLC acted as book running manager and Loop Capital acted as co-manager of our initial public offering. The securities sold in our initial public offering were registered under the Securities Act on a registration statement on Form S-1 (File No. 333-252000). The SEC declared the registration statement effective on January 25, 2021.

We paid a total of $5,750,000 in underwriting discounts and commissions and $496,858 for other costs and expenses related to our initial public offering. In addition, the underwriters of our initial public offering agreed to defer $10,062,500 in underwriting discounts and commissions, which amount will be payable upon consummation of our initial business combination, if consummated. After deducting the underwriting discounts and commissions (excluding the deferred portion of $10,062,500 in underwriting discounts and commissions) and the offering expenses, the total net proceeds from our initial public offering and the private placement was $288,903,142, of which $287,500,000 was placed in the trust account. On January 29, 2021, we repaid our sponsor $215,992 in satisfaction of outstanding loans. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements and Risk Factor Summary,” “Item 1A. Risk Factors” and elsewhere in this report.

Overview

We are a blank check company incorporated on October 7, 2020 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to as our initial business combination. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the private placement of the private placement warrants, the proceeds of the sale of our shares in connection with our initial business combination, shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.

We expect to continue to incur significant costs in the pursuit of our initial business combination. We cannot assure you that our plans to complete our initial business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through December 31, 2021 were organizational activities and those necessary to prepare for our initial public offering, described below, and, since our initial public offering, our activity has been limited to identifying a target company for our initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, our initial business combination.

For the year ended December 31, 2021, we had a net loss of $2,163,886, which consisted of formation and operating costs of $2,695,564, offset by interest income on marketable securities held in the trust account of $17,214, change in fair value of convertible promissory note – related party totaling $169,797 and change in warrant liability fair value of $344,667.

For the period from October 7, 2020 (inception) to December 31, 2020, we had a net loss of $53,709, which consisted of formation and operating costs of $53,709.

Liquidity, Capital Resources and Going Concern

Until the consummation of our initial public offering, our only source of liquidity was an initial purchase of founder shares by our sponsor and loans from our sponsor.

On January 28, 2021, we consummated our initial public offering of 28,750,000 units, including the issuance of 3,750,000 units as a result of the underwriters’ full exercise of their over-allotment option, at $10.00 per unit, generating total gross proceeds of $287,500,000. Simultaneously with the consummation of our initial public offering, we consummated the private placement of an aggregate of 5,100,000 private placement warrants to our sponsor and Loop Capital at a price of $1.50 per private placement warrant, generating total gross proceeds of $7,650,000.

Following our initial public offering and the private placement, a total of $287,500,000 was placed in the trust account. We incurred $16,309,358 in transaction costs, consisting of $5,750,000 in cash underwriting fees, $10,062,500 of deferred underwriting fees and $496,858 of other offering costs.

For the year ended December 31, 2021, cash used in operating activities was $1,598,308. Net loss of $2,163,886 was affected by change in fair value of warrant liability of $344,667, change in fair value of convertible promissory note – related party totaling $169,797, interest earned on marketable securities held in the trust account of $17,214, executive compensation of $330,000 and changes in operating assets and liabilities, which provided $767,256 of cash from operating activities.

As of December 31, 2021, we had marketable securities held in the trust account of $287,517,214. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (excluding deferred underwriting commissions), to complete our initial business combination. We may withdraw interest to pay our taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2021, we had cash held outside the trust account of $855,321. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from the trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants identical to the private placement warrants, at a price of $1.50 per warrant at the option of the lender.

On September 28, 2021, we issued an unsecured promissory note to our sponsor, whereby our sponsor has agreed to loan up to $1,000,000 to us for working capital needs. The Sponsor Working Capital Loan accrues no interest on the unpaid principal balance. The Sponsor Working Capital Loan is due on the earlier of (i) the date on which we consummate our initial business combination and (ii) the date that our winding up is effective. At the discretion of our sponsor, the Sponsor Working Capital Loan may be convertible into warrants of the post-business combination entity at a price of $1.50 per warrant. The warrants would be identical to the private placement warrants. As of December 31, 2021, we had an outstanding balance of $650,000 under the Sponsor Working Capital Loan.

To complete our initial business combination, we may need to raise additional capital through loans or additional investments from our sponsor, our officers or directors or third parties. Other than the Sponsor Working Capital Loan described above, we cannot provide assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern through one year from the date of the financial statements if our initial business combination is not consummated. The financial statements do not include any adjustments relating to the recovery of the recorded assets or classification of the liabilities that might be necessary should we be unable to continue as a going concern.

Moreover, we may need to obtain additional financing to complete our initial business combination because the transaction requires more cash than is available from the proceeds held in the trust account or because we become obligated to redeem a significant number of our public shares upon completion of the business combination, in which case we may issue additional securities or incur debt in connection with such business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2021.

Contractual Obligations

Other than the Sponsor Working Capital Loan described above, we do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or other long-term liabilities. We had agreed, commencing on January 26, 2021, to pay our sponsor a monthly fee of $15,000 for office space and secretarial and administrative services until the earlier of the completion of our initial business combination and our liquidation. On May 25, 2021, we agreed with our sponsor to cease such agreement. Our sponsor is obligated to pay $30,000 per month to Mark Wiltamuth, our Chief Financial Officer, for his services prior to the consummation of our initial business combination until the earlier of the completion of our initial business combination and our liquidation, subject to the terms of an agreement between our sponsor and Mr. Wiltamuth that was entered into after the consummation of our initial public offering.

The underwriters of our initial public offering are entitled to a deferred fee of $0.35 per unit sold in our initial public offering, or $10,062,500 in the aggregate. Subject to the terms of the underwriting agreement, (i) the deferred fee was placed in the trust account and will be released to the underwriters only upon the completion of our initial business combination and (ii) the deferred fee will be waived by the underwriters in the event that we do not complete our initial business combination.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable Class A common stock (including common stock shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, shares of common stock are classified as stockholders’ equity. Our common stock shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2021, 28,750,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheet.

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

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We are currently assessing the impact, if any, that ASU 2020-06 would have on our financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8. Financial Statements and Supplementary Data

Our financial statements and notes thereto begin on page F-1 of this report and are incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2021. Based on this evaluation, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were not effective as of December 31, 2021, due solely to the material weaknesses in our internal control over financial reporting related to our accounting for complex financial instruments, as described in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 filed with the SEC on November 12, 2021. As a result, we performed additional analyses as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control Over Financial Reporting

Except as set forth below, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of the fiscal year covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

While we have processes to identify and appropriately apply applicable accounting requirements, in light of the material weaknesses identified and the resulting restatements, our principal executive officer and principal financial and accounting officer performed additional accounting and financial analyses related to the accounting for our complex financial instruments, including consulting with subject matter experts. Management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. We have enhanced and plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. As we continue to evaluate and improve our financial reporting process, we may take additional actions to modify certain of these remediation measures. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to remediate the material weaknesses we have identified or avoid potential future material weaknesses.

Management’s Report on Internal Control Over Financial Reporting

This report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our current directors and executive officers are as follows:

Name	Age	Position
Betty Liu	49	Chairman, President and Chief Executive Officer
Mark Wiltamuth	55	Chief Financial Officer
Brian Grazer	70	Director
Scott Kurnit	68	Director
David Panton	50	Director
Louise Sams	64	Director
Christine Zhao	49	Director

Betty Liu has served as our Chairman, President, and Chief Executive Officer since our inception. She is a highly accomplished entrepreneur, journalist, producer, and corporate executive with more than 25 years of professional experience working domestically and internationally. Her extensive background in financial journalism and professional education content, and later as a senior executive at ICE, has provided Ms. Liu unmatched connectivity and access to C-suite executives and directors across a variety of industries and geographies, domestically and internationally, particularly in Asia.

Ms. Liu most recently served as the Executive Vice Chairman of the New York Stock Exchange and Chief Experience Officer for the NYSE’s parent company, ICE. She was also a member of the NYSE Group board of directors. Ms. Liu oversaw the NYSE’s digital marketing operations, including customer-centric messaging, branding, digital events, and other core growth initiatives that were linear to the company’s long-term strategy. In this capacity, Ms. Liu directly managed the development of the Investor Access series, ICE CEO Forum, and monthly C-suite engagement events, which collectively brought together more than 1,600 senior executives of some of the largest publicly-listed companies, including senior executives within the media and ed-tech sectors. In addition to her role in marketing and strategy, through her role at the NYSE, Ms. Liu was actively involved in more than 25 initial public offerings, including some of the largest listings in recent history for companies such as Uber (NYSE: U), Pinterest (NYSE: PINS), and Tencent Music (NYSE: TME). Because of her background and connectivity, Ms. Liu was closely consulted and heavily involved in the planning process for several media and technology businesses as they evaluated considerations regarding becoming a public company.

Prior to ICE, Ms. Liu served as the Founder and CEO of Radiate, an online, subscription-based ed-tech content company focused on leadership, business, and personal development strategies for millennial managers and executives. As the Founder, Ms. Liu led day-to-day operations of the business and scaled the platform from concept to more than 20,000 monthly active professional subscribers in less than 2 years. Ms. Liu led the company through multiple rounds of venture-backed capital raises from notable venture capital investors, such as RSE Ventures and University Ventures. Radiate was acquired by ICE in 2018.

From 2007 to 2018, Ms. Liu was an award-winning business journalist, serving as a leading anchor and editor-at-large for Bloomberg Television and Bloomberg Radio (“Bloomberg”) in New York City. Ms. Liu hosted “In the Loop” and developed several franchises including “Titans at the Table,” which focused on leaders in finance, markets, entertainment, and business, reaching over 340 million viewers globally. “In the Loop” was the highest-rated morning show on Bloomberg TV and Ms. Liu was the sole anchor since the show’s inception in 2009. Before joining Bloomberg, Ms. Liu was an anchor for CNBC Asia based in Hong Kong, serving as part of the leadership group which helped build CNBC Asia into a market-leading news network within the region.

Prior to 2007, Ms. Liu was the Atlanta Bureau Chief for the Financial Times, served as the Taiwan Bureau Chief for Dow Jones Newswires, and separately was their Hong Kong-based regional correspondent. In 1997, she received a Dow Jones Newswires Award for her coverage of the Asian financial crisis. Ms. Liu earned a Bachelor of Arts from the University of Pennsylvania.

Mark Wiltamuth has served as our Chief Financial Officer since October 2020, is a highly experienced executive, and has served in a variety of roles throughout his 30+ year career, including corporate strategy, mergers & acquisitions, P&L management, business development, and equity research. Mr. Wiltamuth’s background provides a unique combination of operations and corporate finance, having evaluated and assessed business models across various industries from the perspective of a business operator and an equity market analyst.

Prior to joining DNZ, Mr. Wiltamuth spent three years, from August 2017 to July 2020, at PETCO, a leading, US-based private equity-owned omnichannel retailer of pet products, supplies, and services with 1,500 stores and annual revenue over $4.5 billion. PETCO has been at the forefront of a significant digital transformation that saw PETCO evolve from a traditional brick-and-mortar retailer to a fully integrated, technology enabled multi-channel platform with a strong digital presence supported by a nationwide physical network. Over the course of his three-year tenure at PETCO, Mr. Wiltamuth served in various senior-level finance and corporate development roles including finance leader for the company’s international operations, head of investor relations, advisor to the CEO and CFO, and board member for PETCO Mexico. At PETCO, Mr. Wiltamuth played an active role in the evaluation and structuring of potential strategic acquisition opportunities, the divestiture of non-core and real estate assets, the identification and turnaround of under-performing business units, and the crafting and communicating of the company’s investment strategy and performance to lenders, shareholders, and analysts.

Mr. Wiltamuth brings a refined investment perspective from his 23-year career in equity research at major investment banks including Morgan Stanley (NYSE: MS), Jefferies (NYSE: JEF), NatWest Securities, and ING Furman Selz, where he covered public companies in the consumer and retail sectors. Most recently, Mr. Wiltamuth served as a managing director of equity research at Jefferies from 2013 to 2016. His tenure as an equity research analyst overlapped with a transformative period in retail in which companies were rolling out new initiatives to capture the exponential growth of online retail, smartphone device adoption, and data analytics. His primary role was to evaluate and assess business models, earnings models, and the impact of new initiatives on company performance and valuation. During his career, he was ranked as a leading analyst by Institutional Investor and received multiple stock-picking awards from The Wall Street Journal and The Financial Times.

During his time as an equity research analyst, Mr. Wiltamuth worked on more than 10 initial public offerings across multiple sectors, including Chipotle (NYSE: CMG), The Fresh Market (Nasdaq: TFM), Burger King (NYSE: QSR), Amplify Snack Brands (NYSE: BETR), GNC (NYSE: GNC), Monsanto (NYSE: MON), Bunge (NYSE: BG), Einstein-Noah Restaurant Group (Nasdaq: BAGL), and Seminis (Nasdaq: SMNS). We believe his years of identifying investment themes and value creation levers, combined with his extensive interaction with management teams and institutional investors, will be valuable in sourcing and closing a successful M&A transaction.

Mr. Wiltamuth holds a Bachelor of Science in Computer Science from Duke University and a Master of Business Administration from The University of Texas at Austin.

Brian Grazer, one of our directors since January 2021, is an Oscar, Golden Globe, Emmy, and Grammy Award-winning film and television producer and a #1 New York Times best-selling author. Mr. Grazer is the executive chairman of the prolific film and television studio, Imagine Entertainment, which he co-founded with Ron Howard in 1986 and subsequently grew to six divisions including Imagine Features, Imagine Television Studios, Imagine Documentaries, Imagine Kids+Family, Imagine Brands and Imagine Audio. Imagine subsidiaries include award-winning Jax Media, which was acquired in 2018, and the award-winning Jigsaw Productions, which was acquired in 2020.

Mr. Grazer’s work has been nominated for 47 Oscars and 202 Emmys and he won the Best Picture Oscar for A Beautiful Mind. Mr. Grazer’s feature film productions include tick, tick…Boom!, Apollo 13, American Gangster, 8 Mile, Frost/Nixon, Liar Liar, and Parenthood, as well as, the television series Genius: Aretha, Wu-Tang: An American Saga, Empire, 24, Arrested Development, and Friday Night Lights. Mr. Grazer has also produced numerous documentaries including the Grammy Award-winning Best Music Film The Beatles: 8 Days A Week, We Feed People, Lucy and Desi, The Day Sports Stood Still, and Rebuilding Paradise, among many others.

In 2018, Mr. Grazer co-founded Impact, a content accelerator whose mission is to discover, cultivate and nurture creative storytellers around the world through its innovative talent identification and mentorship system, which enables promising writers to break into the industry in a matter of months. To date, Impact has built a community of over 65,000 writers across 140+ countries.

Mr. Grazer holds a degree in Cinema Television from the University of Southern California, where he also serves on the Board of the USC School of Cinematic Arts, and teaches a course on “Starting from Zero.”

Scott Kurnit, one of our directors since January 2021, is an investor and advisor focused on the digital ecosystem. Mr. Kurnit founded and served as Chairman and CEO of About, Inc. (“About”, Nasdaq: BOUT). After Mr. Kurnit led About’s initial public offering, the firm grew to a public market value of $1.425 billion and was the fifth largest of all Web properties. About invented or popularized important Internet staples such as blogging, content search engine optimization, and contextual pay-per-click advertising. About bought five companies during Mr. Kurnit’s tenure. He led the merger with KKR’s Primedia (where he sat on the Board) and participated in the subsequent sales of About to NYT (NYSE: NYT) and IAC (Nasdaq: IAC). In addition to founding four companies, Mr. Kurnit led the team that embedded the first Web browser into an online service, started the first Pay Per View cable network, and co-led the team that implemented the first use of national caller ID. Throughout his career, Mr. Kurnit has been a filmmaker, TV director, station program manager, marketer, and CEO. He has worked at the highest levels of Warner, Viacom, News Corp., PBS, IBM, and MCI companies. He is an investor in 13 venture capital funds and has invested directly in 70 startups, including Radiate, Business Insider, SmartBrief, Metaverse, Smarterer, and MasterClass. His direct investments have included exits to Axel Springer, Future, Pluralsight, Uber, Canon, and Cisco Systems. Mr. Kurnit is currently a Director at Brightcove (Nasdaq: BCOV), a cloud-based video service provider. Mr. Kurnit also serves as Chairman of RiverRock, an investment and advisory firm focused on the digital ecosystem. Mr. Kurnit has been with RiverRock since 2018. Prior to joining RiverRock, Mr. Kurnit served as Chairman of Keep Holdings, Inc., an internet commerce firm, from 2011 until 2018. Mr. Kurnit holds a Bachelor of Arts in Communications from Hampshire College.

David Panton, one of our directors since January 2021, is a co-founder of Navigation Capital Partners LP. In addition to his role at Navigation Capital, Mr. Panton is also the Chairman of Panton Equity Partners, a private family office, which he founded in 2012. He has 20 years of investment banking and private equity experience and has sourced and led over 20 control transactions in various industries (including the telecom, media, and technology industry) with an aggregate enterprise value of over $5 billion, including successful sales of portfolio companies to buyers such as Dell Inc., the Blackstone Group, and One Equity Partners. Mr. Panton is a co-founder and former Chief Strategy Officer of American Virtual Cloud Technologies (Nasdaq: AVCT), which previously raised $310 million in July 2017 as Pensare Acquisition Corp., and completed an acquisition of Computex Technology Solutions in April 2020.

Louise Sams, one of our directors since January 2021, has extensive experience as both a media executive and a practicing attorney. As a result of her broad range of business and legal experience, Ms. Sams brings valuable business development, corporate governance, technology, and international experience to our board. Ms. Sams previously was the Executive Vice President and General Counsel of Turner Broadcasting System, Inc. (NYSE: TWX), a television and media conglomerate, from March 2000 until October 2019. During the last two years of her career, Ms. Sams played a lead role in the $109.9 billion merger of Time Warner Inc. and AT&T (NYSE: T). Ms. Sams also served as President of Turner Broadcasting System International, Inc. from 2003 until 2012. In her role, she oversaw the production, distribution and advertising sales of Turner’s international networks and digital services. Prior to joining Turner in 1993 as a corporate attorney, Ms. Sams was an associate at White & Case, specializing in mergers and acquisitions and securities law. Ms. Sams is currently a Director at CoStar Group (Nasdaq: CSGP), a provider of information, analytics, and online marketplaces to the real estate industry, and a Director at Loop Industries, Inc (Nasdaq: LOOP), a clean technology company. Ms. Sams holds a Bachelor of Arts in English from Princeton University and a Juris Doctor degree from the University of Virginia School of Law.

Christine Zhao, one of our directors since January 2021, has significant operational and financial management experience. Ms. Zhao currently serves as Chief Financial Officer of Tiedemann Advisors, an independent investment and wealth management platform for high-net-worth families and institutions. She also serves as Director & CFO of Edoc Acquisition Corp (Nasdaq: ADOC), a healthcare-focused SPAC, and Board member of Jaguar Global Growth Corp I (Nasdaq: JGGC), a prop tech focused SPAC. Additionally, she is Chair of Governance and Nomination Committee of publicly listed biopharma company BeyondSpring Inc.(Nasdaq: BYSI) and a Board member of fintech SaaS company Urban FT. Ms. Zhao has extensive experience in China, having been the Group CFO of Best Inc., a pre-IPO unicorn with a valuation of more than $3 billion and was subsequently listed on the NYSE. Previously, she was a Managing Director in Bank of America Merrill Lynch and Executive Director at JPMorgan, where she held regional CFO/COO in transaction banking and corporate banking units, and senior positions in HQ across treasury, liquidity/capital management and risk management functions. Ms. Zhao received an MBA from Harvard Business School in 2002, a master’s degree in Economics and Finance from University of Alabama in 1997 and a bachelor’s degree in Economics with distinction from Fudan University in China in 1995.

Special Advisors

The members of our Advisory Board are currently expected to assist our management team with sourcing and evaluating business opportunities and devising plans and strategies to optimize any business that we acquire. Unlike our management team, our special advisors are not responsible for managing our day-to-day affairs and have no authority to engage in substantive discussions with business combination targets on our behalf. Our special advisors will not be paid in connection with the search of business combination targets before or after the consummation of our initial business combination but will be reimbursed for any out-of-pocket expenses. We have not currently entered into any formal arrangements or agreements with the members of our Advisory Board to provide services to us and they have no fiduciary obligations to present business opportunities to us.

Matthew C. Blank, one of our special advisors, has made a significant and indelible mark on the entertainment industry in a career spanning over four decades. Mr. Blank currently serves as Interim CEO of AMC Networks, Inc. He previously held several executive roles during a more than 30-year tenure at Showtime Networks prior to his retirement in 2018, including Advisor, Chairman, Chief Executive Officer, and Chief Operating Officer. Mr. Blank helped transform Showtime Networks into a world-class entertainment property. In 2017, Showtime Networks launched a new stand-alone streaming service now available through Amazon, Apple, Google, and Roku, as well as through Amazon Prime Video, Hulu, and other streaming platforms, as well as directly through the Showtime App. Showtime Networks has also been a champion for early adopters of the latest technologies, such as High Definition and Subscription Video on Demand (SVOD), providing subscribers with an enhanced viewing experience, along with more choice, convenience, and value, culminating in the launch of the streaming service. Before joining Showtime Networks, Mr. Blank worked for Home Box Office (HBO) for 12 years, departing as Senior Vice President of Consumer Marketing. Mr. Blank currently serves as a Director of Cumulus Media (Nasdaq: CML) and CuriosityStream (Nasdaq: CURI). Additionally, Mr. Blank sits on several not-for-profit boards including The Harlem Children’s Zone and The Manhattan Theater Club.

Jim Reynolds, one of our special advisors, is the Founder, Chairman, and Chief Executive Officer of Loop Capital, a global financial services firm with business activities in investment banking, brokerage, financial consulting services, and wealth and asset management. Mr. Reynolds currently oversees all aspects of Loop Capital, including public finance, corporate finance, financial advisory, global fixed income and equity sales & trading and research, financial consulting, an infrastructure investment fund partnership with Magic Johnson Enterprises through JLC Infrastructure and Loop Capital Wealth Management. Mr. Reynolds held senior-level positions at several global Wall Street firms prior to founding Loop Capital in 1997. Since then, Loop Capital has grown into a dynamic and diversified financial services firm, holding a strategic alliance with the Bank of China. Loop Capital has been the underwriter on over 2,300 offerings, with an aggregate value exceeding $2.6 trillion. These transactions include 35 offerings for special purpose acquisition companies in 2020, such as Pershing Square Tontine Holdings (NYSE: PSTH), CC Neuberger Principle Holdings II (NYSE: PRPB), and Atlantic Avenue Acquisition Corp (NYSE: ASAQ). Additionally, Mr. Reynolds was an early investor in Radiate.

Daniel L. Rosensweig, one of our special advisors, is an accomplished executive who has been at the helm of five different companies. Presently, he holds the position of Co-Chairman, President & Chief Executive Officer at Chegg (NYSE: CHGG), a leading online learning platform. In the past, Mr. Rosensweig held numerous positions in the media industry to include President & CEO of the Guitar Hero Division at Activision Blizzard (NYSE: ATVI), President & CEO of ZDNet, President at CNET Networks, and Chief Operating Officer at Yahoo!, Inc. In addition to his extensive experience at media companies, Mr. Rosensweig has also served as an Operating Principal at the global private equity firm Quadrangle Group., and was an angel investor in Kickstarter, Vox Media, and Ozy Media. Mr. Rosensweig currently serves as the Co-Chairman of the Board at Chegg and is a Director at Adobe (Nasdaq: ADBE) and Rent the Runway.

Number and Terms of Office of Officers and Directors

Our board of directors consists of six members and is divided into three classes with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. In accordance with the NYSE corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on the NYSE. The term of office of the first class of directors, consisting of Mr. Kurnit and Mr. Panton, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Mr. Grazer and Ms. Sams, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Ms. Liu and Ms. Zhao, will expire at the third annual meeting of stockholders.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint officers as it deems appropriate pursuant to our amended and restated certificate of incorporation.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. Each of our audit committee, compensation committee and nominating and corporate governance committee is composed solely of independent directors. The charter of each committee is available on our corporate website.

Audit Committee

Our audit committee consists of Ms. Zhao (chair), Ms. Sams and Mr. Kurnit, each of whom is an independent director under the rules of the NYSE and applicable SEC rules. Each member of our audit committee is financially literate and our board of directors has determined that Ms. Zhao qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent auditor’s qualifications and independence, and (4) the performance of our internal audit function and independent auditors; the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures; reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations; obtaining and reviewing a report, at least annually, from the independent auditors describing (1) the independent auditor’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent auditor, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the FASB, the SEC or other regulatory authorities.

Our audit committee charter is available on our corporate website. The information contained on or accessible through our corporate website or any other website that we may maintain is not incorporated by reference into this report.

Compensation Committee

Our compensation committee consists of Mr. Kurnit (chair), Mr. Grazer and Ms. Sams, each of whom is an independent director under the rules of the NYSE and applicable SEC rules. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and making recommendations to our board of directors with respect to the compensation, and any incentive compensation and equity-based plans that are subject to board approval of all of our other officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Our compensation committee charter provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the NYSE and the SEC.

Our compensation committee charter is available on our corporate website. The information contained on or accessible through our corporate website or any other website that we may maintain is not incorporated by reference into this report.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee consists of Mr. Grazer (chair), Mr. Panton and Ms. Zhao, each of whom is an independent director under the rules of the NYSE. We have adopted a nominating and corporate governance committee charter, which details the purpose and responsibilities of the nominating and corporate governance committee, including:

●	screening and reviewing individuals qualified to serve as directors, consistent with criteria approved by the board, and recommending to the board of directors candidates for nomination for election at the annual meeting of stockholders or to fill vacancies on the board of directors;

●	developing and recommending to the board of directors and overseeing implementation of our corporate governance guidelines;

●	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and

●	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

Our nominating and corporate governance committee charter also provides that the nominating and corporate governance committee may, in its sole discretion, retain or obtain the advice of, and terminate, any search firm to be used to identify director candidates, and will be directly responsible for approving the search firm’s fees and other retention terms.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders. Prior to our initial business combination, holders of our public shares will not have the right to recommend director candidates for nomination to our board of directors.

Our nominating and corporate governance committee charter is available on our corporate website. The information contained on or accessible through our corporate website or any other website that we may maintain is not incorporated by reference into this report.

Code of Business Conduct and Ethics, Corporate Governance Guidelines and Committee Charters

We have adopted a code of business conduct and ethics applicable to all of our directors, officers and employees (if any). A copy of our code of business conduct and ethics will be provided without charge upon request to us in writing at 2870 Peachtree Road NW, Suite 509, Atlanta, GA 30305 or by telephone at (404) 585-8233. We intend to disclose any amendments to or waivers of certain provisions of our code of business conduct and ethics in a Current Report on Form 8-K.

Our board of directors has also adopted corporate governance guidelines in accordance with the corporate governance rules of the NYSE that serve as a flexible framework within which our board of directors and its committees operate. These guidelines cover a number of areas including board membership criteria and director qualifications, director responsibilities, board agenda, roles of the chairman of the board, chief executive officer and presiding director, meetings of independent directors, committee responsibilities and assignments, board member access to management and independent advisors, director communications with third parties, director compensation, director orientation and continuing education, evaluation of senior management and management succession planning.

Copies of our corporate governance guidelines, code of business conduct and ethics, audit committee charter, compensation committee charter and nominating and corporate governance committee charter are available on our corporate website. The information contained on or accessible through our corporate website or any other website that we may maintain is not incorporated by reference into this report.

Item 11. Executive Compensation

None of our executive officers or directors have received any cash compensation for services rendered to us, other than as set forth below. We had agreed, commencing on January 26, 2021, to pay our sponsor a monthly fee of $15,000 for office space and secretarial and administrative services until the earlier of the completion of our initial business combination and our liquidation. On May 25, 2021, we agreed with our sponsor to cease such agreement. Our sponsor is obligated to pay $30,000 per month to Mark Wiltamuth, our Chief Financial Officer, for his services prior to the consummation of our initial business combination until the earlier of the completion of our initial business combination and our liquidation, subject to the terms of an agreement between our sponsor and Mr. Wiltamuth that was entered into after the consummation of our initial public offering. In addition, our sponsor, executive officers, and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, executive officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made from funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our sponsor, executive officers, and directors, or any of their respective affiliates, prior to completion of our initial business combination.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our stockholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of April 12, 2022, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our executive officers and directors; and

●	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of our warrants, including the private placement warrants, as such securities are not exercisable within 60 days of the date of this report.

We have based our calculation of the percentage of beneficial ownership on 35,937,500 shares of common stock outstanding on April 12, 2022, consisting of 28,750,000 shares of Class A common stock and 7,187,500 shares of Class B common stock.

	Class A Common Stock		Class B Common Stock		Approximate
Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned(2)	Approximate Percentage of Class	Percentage of Outstanding Common Stock
D and Z Media Holdings LLC(3)	—	—	6,912,500	96.2%	19.2%
Betty Liu(3)	—	—	6,912,500	96.2%	19.2%
Mark Wiltamuth(4)	—	—	—	—	—
Brian Grazer(4)	—	—	50,000	*	*
Scott Kurnit	—	—	25,000	*	*
David Panton(4)	—	—	—	—	—
Louise Sams	—	—	25,000	*	*
Christine Zhao	—	—	25,000	*	*
All directors and executive officers as a group (7 individuals)	—	—	7,037,500	97.9%	19.6%
Glazer Capital, LLC(5)	2,420,703	8.4%	—	—	6.7%
Aristeia Capital, L.L.C.(6)	1,836,727	6.4%	—	—	5.1%

*	Less than one percent.

(1)	Unless otherwise indicated, the business address of each of the persons and entities is 2870 Peachtree Road SW, Suite 509, Atlanta, GA 30305.

(2)	Interests shown consist solely of founder shares, classified as shares of Class B common stock. Such shares will automatically convert into Class A common stock concurrently with or immediately following the consummation of our initial business combination on a one-for-one basis, subject to adjustment.

(3)	Our sponsor is the record holder of such shares. DandZ Media LLC, which is controlled by Ms. Liu, is the managing member of our sponsor and has voting and investment discretion with respect to the securities held by our sponsor. Ms. Liu disclaims any beneficial ownership of the securities held by our sponsor except to the extent of her pecuniary interest therein.

(4)	Such individual has a pecuniary interest in our securities through an ownership interest in our sponsor but is not deemed a beneficial owner of such securities.

(5)	According to a Schedule 13G filed with the SEC on February 14, 2022, on behalf of Glazer Capital, LLC (“Glazer Capital”), with respect to the shares held by certain funds and managed accounts to which Glazer Capital serves as investment manager (collectively, the “Glazer Funds”), and Mr. Paul J. Glazer, who serves as the Managing Member of Glazer Capital, with respect to the shares held by the Glazer Funds. The business address of this stockholder is 250 West 55th Street, Suite 30A, New York, New York 10019.

(6)	According to a Schedule 13G filed with the SEC on February 14, 2022, on behalf of Aristeia Capital, L.L.C. (“Aristeia”). Aristeia is the investment manager of, and has voting and investment control with respect to, the reported securities, which are held by one or more private investment funds. The business address of this stockholder is One Greenwich Plaza, 3rd Floor, Greenwich, CT 06830.

Item 13. Certain Relationships and Related Transactions, and Director Independence

On October 19, 2020, we issued 7,187,500 founder shares to our sponsor for an aggregate purchase price of $25,000, or approximately $0.003 per share. In December 2020, our sponsor transferred an aggregate of 175,000 founder shares to certain of our independent directors and special advisors at their original purchase price. Subsequently, in January 2021, our sponsor transferred an aggregate of 100,000 founder shares to Loop Capital at their original purchase price. The founder shares are automatically convertible into shares of Class A common stock concurrently with or immediately following the consummation of our initial business combination on a one-for-one basis, subject to adjustment.

Subject to certain limited exceptions, our initial stockholders have agreed not to transfer, assign or sell any of their founder shares until the earlier to occur of: (i) one year after the completion of our initial business combination and (ii) the date following the completion of our initial business combination on which we complete a liquidation, merger, capital stock exchange or other similar transaction that results in all of our stockholders having the right to exchange their common stock for cash, securities or other property. Notwithstanding the foregoing, if the closing price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, the founder shares will be released from the lockup.

Simultaneously with the consummation of our initial public offering, we consummated the private placement of 4,915,217 and 184,783 private placement warrants to our sponsor and Loop Capital, respectively, or an aggregate of 5,100,000 private placement warrants, at a price of $1.50 per private placement warrant, generating total gross proceeds of $7,650,000. The private placement warrants are identical to the warrants underlying the units sold in our initial public offering, except that if held by the initial purchasers or their permitted transferees, they (i) may be exercised on a cashless basis, (ii) are not subject to redemption, and (iii) with respect to private placement warrants held by Loop Capital, will not be exercisable after January 25, 2026. If the private placement warrants are held by holders other than the initial purchasers or their permitted transferees, then the private placement warrants will be redeemable by us and exercisable by the holders on the same basis as the warrants included in the units sold in our initial public offering. In addition, the private placement warrants (and the shares of Class A common stock issuable upon exercise of such private placement warrants) are not transferable, assignable or salable until 30 days after the completion of our initial business combination, subject to certain limited exceptions.

If any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity. Certain of our officers and directors presently have, and any of them in the future may have, additional fiduciary or contractual obligations to other entities that may take priority over their duties to us.

We had agreed, commencing on January 26, 2021, to pay our sponsor a monthly fee of $15,000 for office space and secretarial and administrative services until the earlier of the completion of our initial business combination and our liquidation. On May 25, 2021, we agreed with our sponsor to cease such agreement.

No compensation of any kind, including finder’s and consulting fees, will be paid by the company to our sponsor, executive officers, and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of an initial business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates. Our sponsor is obligated to pay $30,000 per month to Mark Wiltamuth, our Chief Financial Officer, for his services prior to the consummation of our initial business combination until the earlier of the completion of our initial business combination and our liquidation, subject to the terms of an agreement between our sponsor and Mr. Wiltamuth that was entered into after the consummation of our initial public offering.

Our sponsor loaned us a total of $215,992 in connection with the expenses of our initial public offering, pursuant to the terms of a non-interest bearing, unsecured promissory note. We fully repaid the loans from our sponsor on January 29, 2021.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from the trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants identical to the private placement warrants, at a price of $1.50 per warrant at the option of the lender.

On September 28, 2021, we issued an unsecured promissory note to our sponsor, whereby our sponsor has agreed to loan up to $1,000,000 to us for working capital needs. The Sponsor Working Capital Loan accrues no interest on the unpaid principal balance. The Sponsor Working Capital Loan is due on the earlier of (i) the date on which we consummate our initial business combination and (ii) the date that our winding up is effective. At the discretion of our sponsor, the Sponsor Working Capital Loan may be convertible into warrants of the post-business combination entity at a price of $1.50 per warrant. The warrants would be identical to the private placement warrants. As of December 31, 2021, we had an outstanding balance of $650,000 under the Sponsor Working Capital Loan.

Any of the foregoing payments to our sponsor, repayments of loans from our sponsor or repayments of working capital loans prior to our initial business combination will be made using funds held outside the trust account.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the proxy solicitation or tender offer materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

The holders of the founder shares, private placement warrants, and warrants that may be issued upon conversion of working capital loans (and any Class A common stock issuable upon the exercise of the private placement warrants and warrants that may be issued upon conversion of working capital loans and upon conversion of the founder shares) are entitled to registration rights pursuant to a registration rights agreement entered into on January 25, 2021, requiring us to register such securities for resale. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial business combination. Notwithstanding the foregoing, Loop Capital may not exercise its demand and “piggyback” registration rights after January 25, 2026 and January 25, 2028, respectively, and may not exercise its demand rights on more than one occasion. We will bear the expenses incurred in connection with the filing of any such registration statements.

Policy for Approval of Related Party Transactions

Our audit committee has adopted a policy setting forth the policies and procedures for its review and approval or ratification of “related party transactions.” A “related party transaction” is any consummated or proposed transaction or series of transactions: (i) in which the company was or is to be a participant; (ii) the amount of which exceeds (or is reasonably expected to exceed) the lesser of $120,000 or 1% of the average of the company’s total assets at year end for the prior two completed fiscal years in the aggregate over the duration of the transaction (without regard to profit or loss); and (iii) in which a “related party” had, has or will have a direct or indirect material interest. “Related parties” under this policy include: (i) our directors, nominees for director, executive officers or any person who has served in any of such roles since the beginning of the most recent fiscal year, even if he or she does not currently serve in that role; (ii) any record or beneficial owner of more than 5% of any class of our voting securities; (iii) any immediate family member of any of the foregoing if the foregoing person is a natural person; and (iv) any other person who maybe a “related person” pursuant to Item 404 of Regulation S-K under the Exchange Act. Pursuant to the policy, the audit committee will consider (i) the relevant facts and circumstances of each related party transaction, including if the transaction is on terms comparable to those that could be obtained in arm’s-length dealings with an unrelated third party, (ii) the extent of the related party’s interest in the transaction, (iii) whether the transaction contravenes our code of business conduct and ethics or other policies, (iv) whether the audit committee believes the relationship underlying the transaction to be in the best interests of the company and our stockholders and (v) the effect that the transaction may have on a director’s status as an independent member of the board and on his or her eligibility to serve on the board’s committees. Management will present to the audit committee each proposed related party transaction, including all relevant facts and circumstances relating thereto. Under the policy, we may consummate related party transactions only if our audit committee approves or ratifies the transaction in accordance with the guidelines set forth in the policy. The policy does not permit any director or executive officer to participate in the discussion of, or decision concerning, a related person transaction in which he or she is the related party.

Director Independence

The rules of the NYSE require that a majority of our board of directors be independent within one year of our initial public offering. An “independent director” is defined generally as a person that, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). Our board of directors has determined that Mss. Sams and Zhao and Messrs. Kurnit, Grazer and Panton are “independent directors” as defined in the NYSE rules and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services

Marcum LLP (“Marcum”) acts as our independent registered public accounting firm. The following is a summary of fees paid or to be paid to Marcum for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2021 and for the period from October 7, 2020 (inception) through December 31, 2020 totaled $71,585 and $15,450, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the year ended December 31, 2021 and for the period from October 7, 2020 (inception) through December 31, 2020.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the year ended December 31, 2021 and for the period from October 7, 2020 (inception) through December 31, 2020.

All Other Fees. We did not pay Marcum for other services for the year ended December 31, 2021 and for the period from October 7, 2020 (inception) through December 31, 2020.

Pre-Approval Policy

Our audit committee was formed in connection with the effectiveness of our registration statement for our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all audit services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

(1)	Financial Statements

(2)	Financial Statement Schedules

None.

(3)	Exhibits: Exhibits not incorporated by reference to a prior filing are designated by an asterisk (*) and are filed herewith; all exhibits not so designated are incorporated by reference to a prior SEC filing as indicated.

Exhibit No.	Description
1.1(1)	Underwriting Agreement, dated January 25, 2021, between the Company and Goldman Sachs & Co. LLC
3.1(1)	Amended and Restated Certificate of Incorporation
3.2(2)	Bylaws
4.1(2)	Specimen Unit Certificate
4.2(2)	Specimen Class A Common Stock Certificate
4.3(2)	Specimen Warrant Certificate
4.4(1)	Warrant Agreement, dated January 25, 2021, between the Company and Continental Stock Transfer & Trust Company
4.5*	Description of Securities
10.1(1)	Letter Agreement, dated January 25, 2021, among the Company, D and Z Media Holdings LLC, Loop Capital Markets LLC and each of the executive officers and directors of the Company and certain of the special advisors of the Company
10.2(1)	Investment Management Trust Agreement, dated January 25, 2021, between the Company and Continental Stock Transfer & Trust Company
10.3(1)	Warrant Purchase Agreement, dated January 25, 2021, between the Company and D and Z Media Holdings LLC
10.4(1)	Warrant Purchase Agreement, dated January 25, 2021, between the Company and Loop Capital Markets LLC
10.5(1)	Registration Rights Agreement, dated January 25, 2021, between the Company and certain securityholders
10.6(1)	Administrative Services Agreement, dated January 25, 2021, between the Company and D and Z Media Holdings LLC
10.7(2)	Form of Indemnity Agreement
10.8(2)	Founder Shares Subscription Agreement, dated October 19, 2020, between the Company and D and Z Media Holdings LLC
10.9(2)	Promissory Note issued in favor of D and Z Media Holdings LLC, dated October 19, 2020
10.10(3)	Promissory Note issued in favor of D and Z Media Holdings LLC, dated September 28, 2021
24.1*	Power of Attorney (included on signature page)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

(1)	Incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K (File No. 001-39934) filed with the SEC on January 29, 2021.
(2)	Incorporated by reference to an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-252000) filed with the SEC on January 8, 2021.
(3)	Incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K (File No. 001-39934) filed with the SEC on September 30, 2021.

Item 16. Form 10-K Summary

Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

D and Z Media Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of D and Z Media Acquisition Corp. (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, stockholders’ equity (deficit) and cash flows for the year ended December 31, 2021 and for the period from October 7, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the period ended December 31, 2021 and for the year from October 7, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2020.

New York, NY

April 12, 2022

D AND Z MEDIA ACQUISITION CORP.
BALANCE SHEETS

	December 31,	December 31,
	2021	2020
ASSETS

CURRENT ASSETS:
Cash	$855,321	$9,325
Prepaid expenses	365,000	1,971
Total current assets	1,220,321	11,296

Prepaid expenses, net of current portion	30,417	-
Deferred offering costs	-	219,620
Marketable securities held in Trust Account	287,517,214	-

TOTAL ASSETS	$288,767,952	$230,916

LIABILITIES AND CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,260,702	$100,000
Promissory note - related party	-	159,625
Total current liabilities	1,260,702	259,625

Convertible promissory note – related party	480,203	-
Deferred underwriting fee payable	10,062,500	-
Warrant liability	8,516,333	-

TOTAL LIABILITIES	20,319,738	259,625

Commitments (Note 7)

Class A common stock subject to possible redemption, 28,750,000 and none outstanding at $10.00 redemption value as of December 31, 2021 and December 31, 2020, respectively	287,500,000	-

Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; no shares issued and outstanding	-	-
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 7,187,500 shares issued and outstanding	719	719
Additional paid-in capital	270,000	24,281
Accumulated deficit	(19,322,505)	(53,709)
Total stockholders’ deficit	(19,051,786)	(28,709)

TOTAL LIABILITIES AND CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$288,767,952	$230,916

The accompanying notes are an integral part of the financial statements.

D AND Z MEDIA ACQUISITION CORP.
STATEMENTS OF OPERATIONS

	For the Year Ended	For the Period from October 7, 2020 (Inception) to
	December 31, 2021	December 31, 2020
Formation and operating costs	$(2,695,564)	$(53,709)
Loss from operations	(2,695,564)	(53,709)

Other income
Change in fair value of convertible promissory note – related party	169,797	-
Change in warrant liability	344,667	-
Interest income	17,214	-
Total other income	531,678	-

Net loss	$(2,163,886)	$(53,709)

Weighted average shares outstanding, redeemable Class A common stock	26,544,521	6,250,000
Basic and diluted net income (loss) per share, redeemable Class A common stock	$(0.06)	$0.00
Weighted average shares outstanding, non-redeemable common stock	7,187,500	-
Basic and diluted net income (loss) per share, non-redeemable common stock	$(0.06)	$0.00

The accompanying notes are an integral part of the financial statements.

D AND Z MEDIA ACQUISITION CORP.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
For the Period from October 7, 2020 (Inception) through December 31, 2021

	Common Stock		Additional		Total Stockholders’
	Class B		Paid-in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance – October 7, 2020 (inception)	-	$-	$-	$-	$-

Issuance of Class B common stock to Sponsor	7,187,500	719	24,281	-	25,000

Net loss	-	-	-	(53,709)	(53,709)

Balance – December 31, 2020	7,187,500	719	24,281	(53,709)	(28,709)

Fair value adjustment for Class A common stock to redemption amount	-	-	(84,281)	(17,104,910)	(17,189,191)

Executive compensation	-	-	330,000	-	330,000

Net loss	-	-	-	(2,163,886)	(2,163,886)

Balance – December 31, 2021	7,187,500	$719	$270,000	$(19,322,505)	$(19,051,786)

The accompanying notes are an integral part of the financial statements.

D AND Z MEDIA ACQUISITION CORP.
STATEMENTS OF CASH FLOWS

	For the Year Ended	For the Period from October 7, 2020 (Inception) to
	December 31, 2021	December 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,163,886)	$(53,709)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of convertible promissory note – related party	(169,797)	-
Change in warrant liability	(344,667)	-
Interest income earned on investment held in Trust Account	(17,214)	-
Executive compensation	330,000	-
Changes in operating assets and liabilities:
Prepaid expenses	(393,446)	(1,971)
Accounts payable and accrued expenses	1,160,702	-
Net cash used in operating activities	(1,598,308)	(55,680)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash deposited into Trust Account	(287,500,000)	-
Net cash used in investing activities	(287,500,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of Units in Public Offering	287,500,000	25,000
Proceeds from sale of Private Placement Warrants	7,650,000	-
Proceeds of working capital loan	650,000	-
Proceeds of promissory note - related party	56,367	159,625
Payment of promissory note - related party	(215,992)	-
Payment of offering costs	(5,696,071)	(119,620)
Net cash provided by financing activities	289,944,304	65,005

NET INCREASE IN CASH	845,996	9,325
CASH BEGINNING OF PERIOD	9,325	-
CASH END OF PERIOD	$855,321	$9,325

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

Deferred offering costs included in accrued expenses	$-	$100,000

Deferred underwriting commission charged to additional paid-in capital	$10,062,500	$-

Initial classification of common stock subject to possible redemption	$287,500,000	$-

Initial measurement of the Public Warrants issued	$5,750,000	$-

Initial measurement of the Private Placement Warrants issued	$3,111,000	$-

The accompanying notes are an integral part of the financial statements.

D AND Z MEDIA ACQUISITION CORP.
NOTES TO THE FINANCIAL STATEMENTS

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

As of December 31, 2021 and 2020, the Company had not commenced any operations. All activity through December 31, 2021 relates to the Company’s formation and the initial public offering (“IPO”) described below and since completion of the IPO, searching for a target with which to consummate a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31st as its fiscal year end.

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
NOTES TO THE FINANCIAL STATEMENTS

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

D AND Z MEDIA ACQUISITION CORP.
NOTES TO THE FINANCIAL STATEMENTS

Note 1—Description of Organization and Business Operations - Continued

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

D AND Z MEDIA ACQUISITION CORP.
NOTES TO THE FINANCIAL STATEMENTS

Note 2—Significant Accounting Policies - Continued

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of the financial position as of December 31, 2021 and 2020 and the results of operations and cash flows for the period presented.

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

Liquidity, Capital Resources and Going Concern

As of December 31, 2021, the Company had $855,321 of cash and cash equivalents and working capital deficit of $(40,381).

On September 28, 2021, the Company issued an unsecured promissory note to the Sponsor, whereby the Sponsor has agreed to loan up to $1,000,000 to the Company for working capital needs (the “Sponsor Working Capital Loan”). The Sponsor Working Capital Loan accrues no interest on the unpaid principal balance. The Sponsor Working Capital Loan is due on the earlier of (i) the date on which the Company consummates its initial Business Combination and (ii) the date that the winding up of the Company is effective. As of December 31, 2021, the Company has drawn down $650,000.

D AND Z MEDIA ACQUISITION CORP.
NOTES TO THE FINANCIAL STATEMENTS

Note 2—Significant Accounting Policies - Continued

Until consummation of its Business Combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans (as defined in Note 5) for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

To complete a Business Combination, the Company may need to raise additional capital through loans or additional investments from the Sponsor, the Company’s officers or directors or third parties. Other than the Sponsor Working Capital Loan described above, the Company cannot provide assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through one year from the date of these financial statements if a Business Combination is not consummated. These financial statements do not include any adjustments relating to the recovery of the recorded assets or classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash and cash equivalents. The Company did not have any cash equivalents as of December 31, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At December 31, 2021, the assets held in the Trust Account were held in money market funds which invest in U.S. Treasury securities. During the year ended December 31, 2021, the Company did not withdraw any of the interest income from the Trust Account to pay its tax obligations.

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

D AND Z MEDIA ACQUISITION CORP.
NOTES TO THE FINANCIAL STATEMENTS

Note 2—Significant Accounting Policies - Continued

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet as of December 31, 2021 and the balance sheet as of December 31, 2020. The fair values of cash and cash equivalents, prepaid assets, accounts payable and accrued expenses are estimated to approximate the carrying values as of December 31, 2021 and December 31, 2020 due to the short maturities of such instruments.

	Fair Value Measured as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
U.S. Treasury Securities held in Trust Account	$287,517,214	$-	$-	$287,517,214
	$287,517,214	$-	$-	$287,517,214

Liabilities:
Private stock warrant liabilities	$-	$-	$2,958,000	$2,958,000
Convertible promissory note – related party	-	-	480,203	480,203
Public stock warrant liabilities	5,558,333	-	-	5,558,333
	$5,558,333	$-	$3,438,203	$8,996,536

Warrants

The Warrants are accounted for as liabilities pursuant to FASB ASC Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40”) and are measured at fair value as of each reporting period. Changes in the fair value of the Warrants are recorded in the statement of operations each period.

As of December 31, 2021, the estimated fair value of the Public Warrants was determined by their public trading price and the estimated fair value of the Private Placement Warrants was determined using a Modified Black-Scholes valuation model using Level 3 inputs. Significant inputs to the valuation are as follows:

	As of December 31, 2021	As of January 28, 2021
Exercise price	$11.50	$11.50
Stock price	9.75	10.00
Volatility	13.50%	15.00%
Term	5.00	5.00
Risk-free rate	1.26%	0.42%
Dividend yield	0.00%	0.00%

D AND Z MEDIA ACQUISITION CORP.
NOTES TO THE FINANCIAL STATEMENTS

Note 2—Significant Accounting Policies - Continued

Convertible Promissory Note – Related Party

The Company utilizes a compound option valuation model to estimate fair value of the convertible promissory note at each reporting period with changes recognized in the statements of operations. Significant inputs to the valuation are as follows:

As of December 31, 2021
Conversion price	$1.50
Private warrant price	0.58
Volatility	13.50%
Term	0.85
Risk-free rate	0.29%
Dividend yield	0.00%
Number of steps	50

The following table presents a summary of the changes in the fair value of the convertible promissory note – related party and Private Placement Warrants, Level 3 liabilities, measured on a recurring basis.

Convertible promissory note and private placement warrant liabilities at December 31, 2020	$-
Issuance of private warrants	3,111,000
Proceeds received through convertible promissory note – related party	650,000
Change in fair value of convertible promissory note – related party	(169,797)
Change in fair value of warrant liabilities	(153,000)
Convertible promissory note and private placement warrant liabilities at December 31, 2021	$3,438,203

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. At December 31, 2021, the Company has not experienced losses on these accounts.

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

D AND Z MEDIA ACQUISITION CORP.
NOTES TO THE FINANCIAL STATEMENTS

Note 2—Significant Accounting Policies - Continued

Convertible Promissory Note – Related Party

The Company accounts for the convertible promissory note under ASC 815, Derivatives and Hedging (“ASC 815”). Under 815-15-25, the election can be made at the inception of a financial instrument to account for the instrument under the fair value option under ASC 825. The Company has made such election for the convertible promissory note. Using the fair value option, the convertible promissory note is required to be recorded at its initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the note are recognized as non-cash gains or losses in the statements of operations.

Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable Class A common stock (including common stock shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, shares of common stock are classified as stockholders’ equity. The Company’s common stock shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2021, 28,750,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

At December 31, 2021 the Class A common stock subject to possible redemption reflected in the balance sheet is reconciled in the following table:

Gross proceeds	$287,500,000
Less:
Common stock issuance costs	(15,978,191)
Derivative public warrant liability	(5,750,000)
Plus:
Fair value adjustment of carrying value to redemption value	21,728,191
Class A common stock subject to possible redemption	$287,500,000

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A-“Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO and were charged to stockholders’ equity upon the completion of the IPO. Accordingly, as of December 31, 2021, offering costs in the aggregate of $15,978,191 have been charged to stockholders’ equity (consisting of $5,635,000 in cash underwriting fees, $9,861,250 in deferred underwriting fees and $481,941 of other offering costs).

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

D AND Z MEDIA ACQUISITION CORP.
NOTES TO THE FINANCIAL STATEMENTS

Note 2—Significant Accounting Policies - Continued

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

	December 31, 2021	December 31, 2020
Class A Common Stock
Numerator: Earnings allocable to Redeemable Class A Common Stock
Net income (loss) allocable to Class A Common Stock subject to possible redemption	$(1,702,813)	$-
Denominator: Weighted Average Class A Common Stock
Basic and diluted weighted average shares outstanding	26,544,521	6,250,000
Basic and diluted net income per share	$(0.06)	$-

Non-redeemable common stock
Numerator: Net Loss minus Net Earnings
Net loss allocable to non-redeemable common stock	$(461,073)	$-
Denominator: Weighted Average non-redeemable common stock
Basic and diluted weighted average shares outstanding	7,187,500	6,250,000
Basic and diluted net loss per share	$(0.06)	$-

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

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

D AND Z MEDIA ACQUISITION CORP.
NOTES TO THE FINANCIAL STATEMENTS

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

Note 5—Related Party Transactions

Founder Shares

On October 19, 2020, the Sponsor subscribed to purchase 7,187,500 shares of the Company’s Class B common stock, par value $0.0001 per share (the “Founder Shares”), and fully paid for those shares on October 20, 2020. In December 2020, the Sponsor transferred 25,000 Founder Shares to each of Christine Zhao, Louise Sams, Scott Kurnit, Matthew C. Blank and Dan Rosensweig and 50,000 Founder Shares to Brian Grazer at their original purchase price. In January 2021, the Sponsor transferred 100,000 Founder Shares to Loop at their original purchase price. The transfer of these Founder Shares resulted in the Sponsor holding 6,912,500 Founder Shares. The owners of the Founder Shares had agreed to forfeit up to 937,500 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriter, so that the Founder Shares represent 20% of the Company’s issued and outstanding shares after the IPO. The over-allotment was exercised in full on January 26, 2021 and none of the shares were forfeited.

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

D AND Z MEDIA ACQUISITION CORP.
NOTES TO THE FINANCIAL STATEMENTS

Note 5—Related Party Transactions - Continued

Related Party Loans

On October 19, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the IPO pursuant to a promissory note. This loan was non-interest bearing and payable on the earlier of March 31, 2021 and the completion or abandonment of the IPO. As of December 31, 2020, the Company had an outstanding balance of $159,625 and received an additional $56,367 of loan proceeds in January 2021. The total loan balance outstanding of $215,992 was paid back on January 29, 2021.

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

On September 28, 2021, the Company issued an unsecured promissory note to the Sponsor, whereby the Sponsor has agreed to loan up to $1,000,000 to the Company for working capital needs. The Sponsor Working Capital Loan accrues no interest on the unpaid principal balance. The Sponsor Working Capital Loan is due on the earlier of (i) the date on which the Company consummates its initial Business Combination and (ii) the date that the winding up of the Company is effective. At the discretion of the Sponsor, the Sponsor Working Capital Loan may be convertible into warrants of the post -Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2021, the Company had an outstanding balance of $650,000 under the Sponsor Working Capital Loan. This note was valued using the fair value method as discussed in Note 2. The fair value of the note as of December 31, 2021, was $480,203 which resulted in a change in fair value of the convertible promissory note of $169,797 recorded in the statements of operations for the year ended December 31, 2021.

Service and Administrative Fees

The Company had agreed, commencing on January 26, 2021, to pay the Sponsor a total of $15,000 per month for office space, secretarial and administrative support until completion of the Business Combination or the Company’s liquidation. On May 25, 2021, the Company and the Sponsor agreed to cease such agreement. The Company incurred total expense of $59,516 for the year ended December 31, 2021.

Services Agreement

In February 2021, the Sponsor entered into a Strategic Services Agreement (the “Services Agreement”) with the Company’s Chief Financial Officer (CFO) to provide services to the Company. The Sponsor agreed to pay the CFO $30,000 on a monthly basis for services until the earlier of the Company completing a Business Combination or January 31, 2022. The Services Agreement was subsequently amended on January 31, 2022 to extend its term through the earlier of the Company completing a Business Combination or the Company’s liquidation (see Note 10). In accordance with SEC SAB 5T, “Accounting for Expenses or Liabilities Paid by Principal Stockholder,” the Company recorded a $330,000 as formation and operating costs with a credit to additional paid-in capital as executive compensation for the year ended December 31, 2021.

D AND Z MEDIA ACQUISITION CORP.
NOTES TO THE FINANCIAL STATEMENTS

Note 6—Commitments & Contingencies

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

Note 7—Stockholders’ Equity

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock—The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. At December 31, 2021, there were no Class A common shares issued and outstanding, excluding 28,750,000 Class A shares subject to possible redemption.

Class B Common Stock—The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. The Sponsor subscribed to purchase 7,187,500 Founder Shares, which was fully paid on October 20, 2020. In December 2020, the Sponsor transferred 25,000 Founder Shares to each of Christine Zhao, Louise Sams, Scott Kurnit, Matthew C. Blank and Dan Rosensweig and 50,000 Founder Shares to Brian Grazer at their original purchase price. In January 2021, the Sponsor transferred 100,000 Founder Shares to Loop at their original purchase price. The transfer of these Founder Shares resulted in the Sponsor holding 6,912,500 Founder Shares.

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

D AND Z MEDIA ACQUISITION CORP.
NOTES TO THE FINANCIAL STATEMENTS

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

D AND Z MEDIA ACQUISITION CORP.
NOTES TO THE FINANCIAL STATEMENTS

Note 8—Warrant Liabilities - Continued

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

Note 9—Income Tax

The income tax provision for the year ended December 31, 2021 and for the period from October 7, 2020 (inception) through December 31, 2020 consists of the following:

	December 31, 2021	December 31, 2020
Federal
Current	$-	$-
Deferred	(562,453)	(11,279)
State
Current	-	-
Deferred	-	-
Change in valuation allowance	562,453	11,279

Income tax provision	$-	$-

The Company’s net deferred tax asset is as follows:

	December 31, 2021	December 31, 2020
Deferred tax assets
Net operating loss carryforward	$38,553	$-
Startup and organizational costs	535,179	11,279
Total deferred tax assets	573,732	11,279
Valuation allowance	(573,732)	(11,279)

Deferred tax assets, net of allowance	$-	$-

As of December 31, 2021, the Company had $183,587 of U.S. federal net operating loss carryovers available to offset future taxable income and can be carried forward indefinitely.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2021 and for the period October 7, 2020 (inception) through December 31, 2020, the valuation allowance increased by $562,453 and $11,279 respectively.

For the year ended December 31, 2021 and for the period from October 7, 2020 (inception) through December 31, 2020 a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	December 31, 2021	December 31, 2020

Statutory federal income tax rate	21.00%	21.00%
State taxes
Change in fair value of warrant liabilities and convertible promissory note	4.99%	0.0%
Valuation allowance	(25.99)%	(21.0)%
Income tax provision	0.0%	0.0%

The Company files income tax returns in the U.S federal jurisdiction and is subject to examination by the various taxing authorities. The Company’s tax returns since inception remain open to examination by the taxing authorities. The Company considers Georgia to be a significant state tax jurisdiction.

Note 10—Subsequent Events

The Company evaluated events that have occurred after the balance sheet date through the date on which the financial statements were issued. Based upon this review, other than as set forth below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On January 31, 2022, the Sponsor and the Company’s CFO entered into an amendment to the Services Agreement to extend the term of such agreement through the earlier of the Company completing a Business Combination or the Company’s liquidation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

D AND Z MEDIA ACQUISITION corp.

By:	/s/ Betty Liu
Name:	Betty Liu
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Mark Wiltamuth
Name:	Mark Wiltamuth
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: April 12, 2022

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Betty Liu and Mark Wiltamuth, jointly and severally, his or her attorney-in-fact, each with the full power of substitution, for such person, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might do or could do in person hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his or her substitute, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Betty Liu	Chairman, Chief Executive Officer and President	April 12, 2022
Betty Liu	(Principal Executive Officer)

/s/ Mark Wiltamuth	Chief Financial Officer	April 12, 2022
Mark Wiltamuth	(Principal Financial and Accounting Officer)

/s/ Brian Grazer	Director	April 12, 2022
Brian Grazer
/s/ Scott Kurnit	Director	April 12, 2022
Scott Kurnit

/s/ David Panton	Director	April 12, 2022
David Panton

/s/ Louise Sams	Director	April 12, 2022
Louise Sams

/s/ Christine Zhao	Director	April 12, 2022
Christine Zhao