Form 10-Q
period 2022-03-31
D & Z Media Acquisition Corp.
filed 2022-05-09
CIK 1830374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of May 9, 2022, there were 28,750,000 shares of Class A common stock, par value $0.0001 per share, and 7,187,500 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

D AND Z MEDIA ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

D AND Z MEDIA ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash	$574,706	$855,321
Prepaid expenses	309,496	365,000
Total current assets	884,202	1,220,321

Prepaid expenses, net of current portion	-	30,417
Marketable securities held in Trust Account	287,540,679	287,517,214

TOTAL ASSETS	$288,424,881	$288,767,952

LIABILITIES AND CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,564,639	$1,260,702
Total current liabilities	1,564,639	1,260,702

Convertible promissory note – related party	566,684	480,203
Deferred underwriting fee payable	10,062,500	10,062,500
Warrant liability	4,405,000	8,516,333

TOTAL LIABILITIES	16,598,823	20,319,738

Commitments (Note 7)
Class A common stock subject to possible redemption, 28,750,000 at $10.00 redemption value	287,500,000	287,500,000

Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; no shares issued and outstanding	-	-
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 7,187,500 shares issued and outstanding	719	719
Additional paid-in capital	360,000	270,000
Accumulated deficit	(16,034,661)	(19,322,505)
Total stockholders’ deficit	(15,673,942)	(19,051,786)

TOTAL LIABILITIES AND CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$288,424,881	$288,767,952

See accompanying notes to unaudited condensed financial statements.

D AND Z MEDIA ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2022	March 31, 2021

Formation and operating costs	$(760,474)	$(1,366,737)
Loss from operations	(760,474)	(1,366,737)

Other income (loss)
Change in fair value of convertible promissory note – related party	(86,481)	-
Change in warrant liability	4,111,333	-
Interest income	23,466	2,977
Total other income	4,048,318	2,977

Net income (loss)	$3,287,844	$(1,363,760)

Weighted average shares outstanding, redeemable Class A common stock	28,750,000	19,805,556
Basic and diluted net income (loss) per share, redeemable Class A common stock	$0.09	$(0.05)
Weighted average shares outstanding, non-redeemable common stock	7,187,500	7,187,500
Basic and diluted net income (loss) per share, non-redeemable common stock	$0.09	$(0.05)

See accompanying notes to unaudited condensed financial statements.

D AND Z MEDIA ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

THREE MONTHS ENDED MARCH 31, 2022

	Common Stock		Additional		Total Stockholders’
	Class B		Paid-in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance - December 31, 2021	7,187,500	$719	$270,000	$(19,322,505)	$(19,051,786)

Executive compensation	-	-	90,000	-	90,000
Net income	-	-	-	3,287,844	3,287,844

Balance - March 31, 2022 (unaudited)	7,187,500	$719	$360,000	$(16,034,661)	$(15,673,942)

THREE MONTHS ENDED MARCH 31, 2021

	Common Stock		Additional		Total Stockholders’
	Class B		Paid-in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance - December 31, 2020	7,187,500	$719	$24,281	$(53,709)	$(28,709)

Fair value adjustment for Class A common stock to redemption amount	-	-	(84,281)	(17,104,910)	(17,189,191)
Executive compensation	-	-	60,000	-	60,000
Net loss	-	-	-	(1,363,760)	(1,363,760)

Balance - March 31, 2021 (unaudited)	7,187,500	719	-	(18,522,379)	(18,521,660)

See accompanying notes to unaudited condensed financial statements.

D AND Z MEDIA ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2022	March 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,287,844	$(1,363,760)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of convertible promissory note – related party	86,481	-
Change in warrant liability	(4,111,333)	-
Interest income earned on investment held in Trust Account	(23,466)	(2,977)
Executive compensation	90,000	60,000
Changes in operating assets and liabilities:
Prepaid expenses	85,921	(696,904)
Accounts payable and accrued expenses	303,938	709,018
Due to related party	-	15,000
Net cash used in operating activities	(280,615)	(1,279,623)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash deposited into Trust Account	-	(287,500,000)
Net cash used in investing activities	-	(287,500,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of Units in Public Offering	-	287,500,000
Proceeds from sale of Private Placement Warrants	-	7,650,000
Proceeds of promissory note - related party	-	56,367
Payment of promissory note - related party	-	(215,992)
Payment of offering costs	-	(5,696,071)
Net cash provided by financing activities	-	289,294,304

NET (DECREASE) INCREASE IN CASH	(280,615)	514,681
CASH BEGINNING OF PERIOD	855,321	9,325
CASH END OF PERIOD	$574,706	$524,006

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

Deferred underwriting commission charged to additional paid-in capital	$-	$10,062,500

Initial classification of common stock subject to possible redemption	$-	$287,500,000

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

As of March 31, 2022 and December 31, 2021, the Company had not commenced any operations. All activity through March 31, 2022 relates to the Company’s formation and the initial public offering (“IPO”) described below and since completion of the IPO, searching for a target with which to consummate a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31st as its fiscal year end.

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

Initial Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete a Business Combination having an aggregate fair market value of at least 80% of the assets held in the Trust Account (as defined below) (excluding deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6) and taxes payable on income earned on the Trust Account) at the time of the agreement to enter into an initial Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Following the closing of the IPO on January 28, 2021, a total of $287,500,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in a trust account (“Trust Account”), located in the United States and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account, as described below.

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

D and Z Media Acquisition Corp.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 2—Significant Accounting Policies - Continued

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of the financial position as of March 31, 2022 and the results of operations and cash flows for the period presented and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The financial information as of December 31, 2021 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

Liquidity, Capital Resources and Going Concern

As of March 31, 2022, the Company had $574,706 of cash and cash equivalents and working capital deficit of $(680,437).

On September 28, 2021, the Company issued an unsecured promissory note to the Sponsor, whereby the Sponsor has agreed to loan up to $1,000,000 to the Company for working capital needs (the “Sponsor Working Capital Loan”). The Sponsor Working Capital Loan accrues no interest on the unpaid principal balance. The Sponsor Working Capital Loan is due on the earlier of (i) the date on which the Company consummates its initial Business Combination and (ii) the date that the winding up of the Company is effective. As of March 31, 2022 and December 31, 2021, the Company has drawn down $650,000.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash and cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

Marketable Securities Held in Trust Account

At March 31, 2022, the assets held in the Trust Account were held in money market funds which invest in U.S. Treasury securities. During the three months ended March 31, 2022 and 2021, the Company did not withdraw any of the interest income from the Trust Account to pay its tax obligations.

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

D and Z Media Acquisition Corp.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 2—Significant Accounting Policies - Continued

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet as of March 31, 2022 and the balance sheet as of December 31, 2021. The fair values of cash and cash equivalents, prepaid assets, accounts payable and accrued expenses are estimated to approximate the carrying values as of March 31, 2022 and December 31, 2021 due to the short maturities of such instruments.

	Fair Value Measured as of March 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
U.S. Treasury Securities held in Trust Account	$287,540,679	$-	$-	$287,540,679
	$287,540,679	$-	$-	$287,540,679

Liabilities:
Private stock warrant liabilities	$-	$-	$1,530,000	$1,530,000
Convertible promissory note – related party	-	-	566,684	566,684
Public stock warrant liabilities	2,875,000	-	-	2,875,000
	$2,875,000	$-	$2,096,684	$4,971,684

	Fair Value Measured as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
U.S. Treasury Securities held in Trust Account	$287,517,214	$-	$-	$287,517,214
	$287,517,214	$-	$-	$287,517,214

Liabilities:
Private stock warrant liabilities	$-	$-	$2,958,000	$2,958,000
Convertible promissory note – related party	-	-	480,203	480,203
Public stock warrant liabilities	5,558,333	-	-	5,558,333
	$5,558,333	$-	$3,438,203	$8,996,536

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

D and Z Media Acquisition Corp.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 2—Significant Accounting Policies - Continued

As of March 31, 2022 and December 31, 2021, the estimated fair value of the Public Warrants was determined by their public trading price and the estimated fair value of the Private Placement Warrants was determined using a Modified Black-Scholes valuation model using Level 3 inputs. Significant inputs to the valuation are as follows:

	As of March 31, 2022	As of December 31, 2021
Exercise price	$11.50	$11.50
Stock price	9.79	9.75
Volatility	5.80%	13.50%
Term	5.00	5.00
Risk-free rate	2.42%	1.26%
Dividend yield	0.00%	0.00%

Convertible Promissory Note – Related Party

The Company utilizes a compound option valuation model to estimate fair value of the convertible promissory note at each reporting period with changes recognized in the statements of operations. Significant inputs to the valuation are as follows:

	As of March 31, 2022	As of December 31, 2021
Conversion price	$1.50	$1.50
Private warrant price	0.30	0.58
Volatility	5.80%	13.50%
Term	0.83	0.85
Risk-free rate	1.44%	0.29%
Dividend yield	0.00%	0.00%
Number of steps	50	50

The following table presents a summary of the changes in the fair value of the convertible promissory note – related party and Private Placement Warrants, Level 3 liabilities, measured on a recurring basis as of March 31, 2022 and December 31, 2021:

Convertible promissory note and private placement warrant liabilities at December 31, 2021	$3,438,203
Change in fair value of convertible promissory note – related party	86,481
Change in fair value of warrant liabilities	(1,428,000)
Convertible promissory note and private placement warrant liabilities at March 31, 2022	$2,096,684

Convertible promissory note and private placement warrant liabilities at December 31, 2020	$-
Issuance of private warrants	3,111,000
Proceeds received through convertible promissory note – related party	650,000
Change in fair value of convertible promissory note – related party	(169,797)
Change in fair value of warrant liabilities	(153,000)
Convertible promissory note and private placement warrant liabilities at December 31, 2021	$3,438,203

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. At March 31, 2022 and December 31, 2021, the Company has not experienced losses on these accounts.

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

Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable Class A common stock (including common stock shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, shares of common stock are classified as stockholders’ equity. The Company’s common stock shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, 28,750,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

At March 31, 2022 and December 31, 2021, the Class A common stock subject to possible redemption reflected in the balance sheet is reconciled in the following table:

Gross proceeds	$287,500,000
Less:
Common stock issuance costs	(15,978,191)
Derivative public warrant liability	(5,750,000)
Plus:
Fair value adjustment of carrying value to redemption value	21,728,191
Class A common stock subject to possible redemption	$287,500,000

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A-“Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO and were charged to stockholders’ equity upon the completion of the IPO. Accordingly, as of March 31, 2022 and December 31, 2021, offering costs in the aggregate of $15,978,191 have been charged to stockholders’ equity (consisting of $5,635,000 in cash underwriting fees, $9,861,250 in deferred underwriting fees and $481,941 of other offering costs).

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

The Financial Accounting Standards Board (“FASB”) ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company may be subject to potential examination by federal, state and city taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal, state and city tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2022 and 2021, due to the valuation allowance recorded on the Company’s net operating losses and permanent differences related to the warrant liabilities and convertible promissory note.

On March 27, 2020, the CARES Act was enacted in response to COVID-19 pandemic. Under ASC 740, the effects of changes in tax rates and laws are recognized in the period which the new legislation is enacted. The CARES Act made various tax law changes including among other things (i) increasing the limitation under Section 163(j) of the Internal Revenue Code of 1986, as amended (the “IRC”) for 2019 and 2020 to permit additional expensing of interest (ii) enacting a technical correction so that qualified improvement property can be immediately expensed under IRC Section 168(k), (iii) making modifications to the federal net operating loss rules including permitting federal net operating losses incurred in 2018, 2019, and 2020 to be carried back to the five preceding taxable years in order to generate a refund of previously paid income taxes and (iv) enhancing the recoverability of alternative minimum tax credits. Given the Company’s full valuation allowance position and capitalization of all costs, the CARES Act did not have an impact on the financial statements.

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

D and Z Media Acquisition Corp.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 2—Significant Accounting Policies - Continued

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Class A Common Stock
Numerator: Earnings allocable to Redeemable Class A Common Stock
Net income (loss) allocable to Class A Common Stock subject to possible redemption	$2,630,275	$(1,000,629)
Denominator: Weighted Average Class A Common Stock
Basic and diluted weighted average shares outstanding	28,750,000	19,805,556
Basic and diluted net income (loss) per share	$0.09	$(0.05)

Non-redeemable common stock
Numerator: Net Loss minus Net Earnings
Net income (loss)loss allocable to non-redeemable common stock	$657,569	$(363,131)
Denominator: Weighted Average non-redeemable common stock
Basic and diluted weighted average shares outstanding	7,187,500	7,187,500
Basic and diluted net income (loss) per share	$0.09	$(0.05)

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

Note 3—Initial Public Offering

Pursuant to the IPO, the Company sold 28,750,000 Units at a purchase price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-third of one redeemable Public Warrant. Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price $11.50 per share, subject to adjustment. Each Public Warrant will become exercisable 30 days after the completion of the initial Business Combination and will expire five years after the completion of the initial Business Combination or earlier upon redemption or liquidation (see Note 8).

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

On September 28, 2021, the Company issued an unsecured promissory note to the Sponsor, whereby the Sponsor has agreed to loan up to $1,000,000 to the Company for working capital needs. The Sponsor Working Capital Loan accrues no interest on the unpaid principal balance. The Sponsor Working Capital Loan is due on the earlier of (i) the date on which the Company consummates its initial Business Combination and (ii) the date that the winding up of the Company is effective. At the discretion of the Sponsor, the Sponsor Working Capital Loan may be convertible into warrants of the post -Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2022, the Company had an outstanding balance of $650,000 under the Sponsor Working Capital Loan. This note was valued using the fair value method as discussed in Note 2. The fair value of the note as of March 31, 2022 and December 31, 2021, was $566,684 and $480,203, respectively, which resulted in a change in fair value of the convertible promissory note of $86,481 recorded in the statements of operations for the three months ended March 31, 2022.

Service and Administrative Fees

The Company had agreed, commencing on January 26, 2021, to pay the Sponsor a total of $15,000 per month for office space, secretarial and administrative support until completion of the Business Combination or the Company’s liquidation. On May 25, 2021, the Company and the Sponsor agreed to cease such agreement.

D and Z Media Acquisition Corp.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 5—Related Party Transactions - Continued

Services Agreement

In February 2021, the Sponsor entered into a Strategic Services Agreement (the “Services Agreement”) with the Company’s Chief Financial Officer (CFO) to provide services to the Company. The Sponsor agreed to pay the CFO $30,000 on a monthly basis for services until the earlier of the Company completing a Business Combination or January 31, 2022. The Services Agreement was subsequently amended on January 31, 2022 to extend its term through the earlier of the Company completing a Business Combination or the Company’s liquidation (see Note 10). In accordance with SEC SAB 5T, “Accounting for Expenses or Liabilities Paid by Principal Stockholder,” the Company recorded a $90,000 and $60,000 as formation and operating costs with a credit to additional paid-in capital as executive compensation for the three months ended March 31, 2022 and March 31, 2021, respectively.

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

Note 7—Stockholders’ Equity

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock—The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. At March 31, 2022 and December 31, 2021, there were no Class A common shares issued and outstanding, excluding 28,750,000 Class A shares subject to possible redemption.

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

Note 7—Stockholders’ Equity - Continued

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

Note 8—Warrant Liabilities

Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable 30 days after the completion of a Business Combination, provided that the Company has an effective registration statement under the Securities Act covering the issuance of the shares of Class A common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permits holders to exercise their Public Warrants on a cashless basis under the circumstances specified in the warrant agreement). The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use its best efforts to file, and within 60 business days following the initial Business Combination to have declared effective, a registration statement covering the issuance of the shares of Class A common stock issuable upon exercise of the Warrants and to maintain a current prospectus relating to those shares of Class A common stock until the Warrants expire or are redeemed; provided, that if the Class A common stock is at the time of any exercise of a Warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their Warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, but it will be required to use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. The Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this Quarterly Report on Form 10-Q (this “Quarterly Report”) to “we,” “us,” “our” or the “Company” refer to D and Z Media Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to D and Z Media Holdings LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of this Quarterly Report and our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 12, 2022. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated on October 7, 2020 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). We intend to effectuate our initial Business Combination using cash from the proceeds of our initial public offering (“Initial Public Offering”) and the private placement of the private placement warrants (the “Private Placement Warrants”) that occurred simultaneously with the consummation of our Initial Public Offering (the “Private Placement”), the proceeds of the sale of our shares in connection with our initial Business Combination, shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.

We expect to continue to incur significant costs in the pursuit of our initial Business Combination. We cannot assure you that our plans to complete our initial Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through March 31, 2022 were organizational activities and those necessary to prepare for our Initial Public Offering, described below, and, since our Initial Public Offering, our activity has been limited to identifying a target company for our initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account established for the benefit of our public stockholders (the “Trust Account”). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, our initial Business Combination.

For the three months ended March 31, 2022, we had a net income of $3,287,844, which consisted of operating costs of $760,474, offset by interest income on marketable securities held in the Trust Account of $23,466, change in fair value of convertible promissory note – related party totaling ($86,481) and change in warrant liability fair value of $4,111,333.

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

On January 28, 2021, we consummated our Initial Public Offering of 28,750,000 units (“Units”), including the issuance of 3,750,000 Units as a result of the underwriters’ full exercise of their over-allotment option, at $10.00 per Unit, generating total gross proceeds of $287,500,000. Simultaneously with the consummation of our Initial Public Offering, we consummated the Private Placement of an aggregate of 5,100,000 Private Placement Warrants to the Sponsor and Loop Capital Markets LLC (“Loop Capital”) at a price of $1.50 per Private Placement Warrant, generating total gross proceeds of $7,650,000.

Following our Initial Public Offering and the Private Placement, a total of $287,500,000 was placed in the Trust Account. We incurred $16,309,358 in transaction costs, consisting of $5,750,000 in cash underwriting fees, $10,062,500 of deferred underwriting fees and $496,858 of other offering costs.

For the three months ended March 31, 2022, cash used in operating activities was $280,615. Net income of $3,287,844 was affected by change in fair value of warrant liability of $4,111,333, change in fair value of convertible promissory note – related party totaling $86,841, interest earned on marketable securities held in the Trust Account of $23,466, executive compensation of $90,000 and changes in operating assets and liabilities, which provided $389,859 of cash from operating activities.

For the three months ended March 31, 2021, cash used in operating activities was $1,279,623. Net loss of $1,363,760 was affected by interest earned on marketable securities held in the Trust Account of $2,977, executive compensation of $60,000 and changes in operating assets and liabilities, which provided $27,114 of cash from operating activities.

As of March 31, 2022, we had marketable securities held in the Trust Account of $287,540,679. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (excluding deferred underwriting commissions), to complete our initial Business Combination. We may withdraw interest to pay our taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2022, we had cash held outside the Trust Account of $574,706. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial Business Combination.

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

On September 28, 2021, we issued an unsecured promissory note to the Sponsor, whereby the Sponsor has agreed to loan up to $1,000,000 to us for working capital needs (the “Sponsor Working Capital Loan”). The Sponsor Working Capital Loan accrues no interest on the unpaid principal balance. The Sponsor Working Capital Loan is due on the earlier of (i) the date on which we consummate our initial Business Combination and (ii) the date that our winding up is effective. At the discretion of the Sponsor, the Sponsor Working Capital Loan may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2022, we had an outstanding balance of $650,000 under the Sponsor Working Capital Loan.

To complete our initial Business Combination, we may need to raise additional capital through loans or additional investments from the Sponsor, our officers or directors or third parties. Other than the Sponsor Working Capital Loan described above, we cannot provide assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern through one year from the date of the financial statements if our initial Business Combination is not consummated. The financial statements do not include any adjustments relating to the recovery of the recorded assets or classification of the liabilities that might be necessary should we be unable to continue as a going concern.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2022.

Contractual Obligations

Other than the Sponsor Working Capital Loan described above, we do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or other long-term liabilities. We had agreed, commencing on January 26, 2021, to pay the Sponsor a monthly fee of $15,000 for office space and secretarial and administrative services until the earlier of the completion of our initial Business Combination and our liquidation. On May 25, 2021, we agreed with the Sponsor to cease such agreement. The Sponsor is obligated to pay $30,000 per month to Mark Wiltamuth, our Chief Financial Officer, for his services prior to the consummation of our initial Business Combination until the earlier of the completion of our initial Business Combination and our liquidation, subject to the terms of an agreement between the Sponsor and Mr. Wiltamuth that was entered into after the consummation of our Initial Public Offering.

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

Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable Class A common stock (including common stock shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, shares of common stock are classified as stockholders’ equity. Our common stock shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2022, 28,750,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheet.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal quarter ended March 31, 2022. Based on this evaluation, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were not effective as of March 31, 2022, due solely to the material weaknesses in our internal control over financial reporting related to our accounting for complex financial instruments, as described in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 filed with the SEC on November 12, 2021. As a result, we performed additional analyses as deemed necessary to ensure that our financial statements were prepared in accordance with accounting principles generally accepted in the United States of America. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control Over Financial Reporting

Except as set forth below, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter of 2022 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on April 12, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. Except as set forth below, as of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on April 12, 2022, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving special purpose acquisition companies and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; the potential liability of certain participants in proposed business combination transactions; and the extent to which special purpose acquisition companies could become subject to regulation under the Investment Company Act of 1940, as amended. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our ability to negotiate and complete our initial Business Combination and may increase the costs and time related thereto.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On October 19, 2020, we issued 7,187,500 Founder Shares to the Sponsor for an aggregate purchase price of $25,000, or approximately $0.003 per share, pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. No underwriting discounts or commissions were paid with respect to such issuance. In December 2020, the Sponsor transferred an aggregate of 175,000 Founder Shares to certain of our independent directors and special advisors at their original purchase price. Subsequently, in January 2021, the Sponsor transferred an aggregate of 100,000 Founder Shares to Loop Capital at their original purchase price. The Founder Shares are automatically convertible into shares of Class A common stock, par value $0.0001 per share (“Class A Common Stock”), concurrently with or immediately following the consummation of our initial Business Combination on a one-for-one basis, subject to adjustment.

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

Goldman Sachs & Co. LLC acted as book running manager and Loop Capital acted as co-manager of our Initial Public Offering. The securities sold in our Initial Public Offering were registered under the Securities Act on a registration statement on Form S-1 (File No. 333-252000) (the “Registration Statement”). The SEC declared the Registration Statement effective on January 25, 2021.

Simultaneously with the consummation of our Initial Public Offering, we consummated the Private Placement of 4,915,217 and 184,783 Private Placement Warrants to the Sponsor and Loop Capital, respectively, or an aggregate of 5,100,000 Private Placement Warrants, at a price of $1.50 per Private Placement Warrant, generating total gross proceeds of $7,650,000. Such issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. No underwriting discounts or commissions were paid with respect to the Private Placement.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation(1)
3.2	Bylaws(2)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data file (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on January 29, 2021 and incorporated by reference herein.
(2)	Previously filed as an exhibit to our Registration Statement on Form S-1 filed on January 8, 2021 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

D and z media acquisition corp.

Date: May 9, 2022	By:	/s/ Betty Liu
	Name:	Betty Liu
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2022	By:	/s/ Mark Wiltamuth
	Name:	Mark Wiltamuth
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)