Form 10-Q
period 2022-06-30
D & Z Media Acquisition Corp.
filed 2022-08-05
CIK 1830374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of August 5, 2022, there were 28,750,000 shares of Class A common stock, par value $0.0001 per share, and 7,187,500 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

D AND Z MEDIA ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED June 30, 2022

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

D AND Z MEDIA ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	(unaudited)	(audited)
ASSETS

CURRENT ASSETS:
Cash	$412,957	$855,321
Prepaid expenses	216,621	365,000
Total current assets	629,578	1,220,321

Prepaid expenses, net of current portion	-	30,417
Marketable securities held in Trust Account	287,885,616	287,517,214

TOTAL ASSETS	$288,515,194	$288,767,952

LIABILITIES AND CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,257,722	$1,260,702
Total current liabilities	2,257,722	1,260,702

Convertible promissory note - related party	377,340	480,203
Deferred underwriting fee payable	10,062,500	10,062,500
Warrant liability	1,468,333	8,516,333

TOTAL LIABILITIES	14,165,895	20,319,738

Commitments (Note 7)
Class A common stock subject to possible redemption, 28,750,000 at $10.00 redemption value	287,500,000	287,500,000

Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; no shares issued and outstanding	-	-
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 7,187,500 shares issued and outstanding	719	719
Additional paid-in capital	450,000	270,000
Accumulated deficit	(13,601,420)	(19,322,505)
Total stockholders’ deficit	(13,150,701)	(19,051,786)

TOTAL LIABILITIES AND CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$288,515,194	$288,767,952

See accompanying notes to unaudited condensed financial statements.

D AND Z MEDIA ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Formation and operating costs	$(987,705)	$(427,575)	$(1,698,179)	$(1,794,312)
Franchise tax expense	(50,000)	(100,000)	(100,000)	(100,000)
Loss from operations	(1,037,705)	(527,575)	(1,798,179)	(1,894,312)

Other income (loss)
Change in fair value of convertible promissory note - related party	189,344	-	102,863	-
Change in warrant liability	2,936,667	(5,043,333)	7,048,000	(5,043,333)
Interest income	344,935	4,369	368,401	7,346
Total other income (loss)	3,470,946	(5,038,964)	7,519,264	(5,035,987)

Net income (loss)	$2,433,241	$(5,566,539)	$5,721,085	$(6,930,299)

Weighted average shares outstanding, redeemable Class A common stock	28,750,000	28,750,000	28,750,000	24,277,778
Basic and diluted net income (loss) per share, redeemable Class A common stock	$0.07	$(0.15)	$0.16	$(0.22)
Weighted average shares outstanding, non-redeemable common stock	7,187,500	7,187,500	7,187,500	7,187,500
Basic and diluted net income (loss) per share, non-redeemable common stock	$0.07	$(0.15)	$0.16	$(0.22)

See accompanying notes to unaudited condensed financial statements.

D AND Z MEDIA ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

SIX MONTHS ENDED JUNE 30, 2022

					Total
	Common Stock Class B		Additional Paid-in	Accumulated	Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance - December 31, 2021	7,187,500	$719	$270,000	$(19,322,505)	$(19,051,786)
Executive compensation	-	-	90,000	-	90,000
Net income	-	-	-	3,287,844	3,287,844
Balance - March 31, 2022 (unaudited)	7,187,500	719	360,000	(16,034,661)	(15,673,942)
Executive compensation	-	-	90,000	-	90,000
Net income	-	-	-	2,433,241	2,433,241
Balance - June 30, 2022 (unaudited)	7,187,500	$719	$450,000	$(13,601,420)	$(13,150,701)

SIX MONTHS ENDED JUNE 30, 2021

					Total
	Common Stock Class B		Additional Paid-in	Accumulated	Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance - December 31, 2020	7,187,500	$719	$24,281	$(53,709)	$(28,709)
Fair value adjustment for Class A common stock to redemption amount	-	-	(84,281)	(17,104,910)	(17,189,191)
Executive compensation	-	-	60,000	-	60,000
Net loss	-	-	-	(1,363,760)	(1,363,760)
Balance - March 31, 2021 (unaudited)	7,187,500	719	-	(18,522,379)	(18,521,660)
Executive compensation	-	-	90,000	-	90,000
Net loss	-	-	-	(5,566,539)	(5,566,539)
Balance - June 30, 2021 (unaudited)	7,187,500	$719	$90,000	$(24,088,918)	$(23,998,199)

See accompanying notes to unaudited condensed financial statements.

D AND Z MEDIA ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$5,721,085	$(6,930,299)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of convertible promissory note - related party	(102,863)	-
Change in warrant liability	(7,048,000)	5,043,333
Interest income earned on investment held in Trust Account	(368,403)	(7,346)
Executive compensation	180,000	150,000
Changes in operating assets and liabilities:
Prepaid expenses	178,796	(596,117)
Accounts payable and accrued expenses	997,021	794,000
Net cash used in operating activities	(442,364)	(1,546,429)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash deposited into Trust Account	-	(287,500,000)
Net cash used in investing activities	-	(287,500,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of Units in Public Offering	-	287,500,000
Proceeds from sale of Private Placement Warrants	-	7,650,000
Proceeds of promissory note - related party	-	56,367
Payment of promissory note - related party	-	(215,992)
Payment of offering costs	-	(5,696,071)
Net cash provided by financing activities	-	289,294,304

NET (DECREASE) INCREASE IN CASH	(442,364)	247,875
CASH BEGINNING OF PERIOD	855,321	9,325
CASH END OF PERIOD	$412,957	$257,200

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

Deferred underwriting commission charged to additional paid-in capital	$-	$10,062,500

Initial classification of common stock subject to possible redemption	$-	$287,500,000

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

As of June 30, 2022 and December 31, 2021, the Company had not commenced any operations. All activity through June 30, 2022 relates to the Company’s formation and the initial public offering (“IPO”) described below and since completion of the IPO, searching for a target with which to consummate a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31st as its fiscal year end.

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

Note 2—Significant Accounting Policies

Risks and Uncertainties

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the “COVID-19 outbreak”). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve. The impact of the COVID-19 outbreak on the Company’s financial position will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions. These developments and the impact of the COVID-19 outbreak on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, the Company’s financial position may be materially adversely affected. Additionally, the Company’s ability to complete an initial Business Combination may be materially adversely affected due to significant governmental measures being implemented to contain the COVID-19 outbreak or treat its impact, including travel restrictions, the shutdown of businesses and quarantines, among others, which may limit the Company’s ability to have meetings with potential investors or affect the ability of a potential target company’s personnel, vendors and service providers to negotiate and consummate an initial Business Combination in a timely manner. The Company’s ability to consummate an initial Business Combination may also be dependent on the ability to raise additional equity and debt financing, which may be impacted by the COVID-19 outbreak and the resulting market downturn. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

D and Z Media Acquisition Corp.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 2—Significant Accounting Policies - Continued

Basis of Presentation

The accompanying condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of the financial position as of June 30, 2022 and the results of operations and cash flows for the period presented and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The financial information as of December 31, 2021 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The interim results for the six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

Liquidity, Capital Resources and Going Concern

As of June 30, 2022, the Company had $412,957 of cash and cash equivalents and working capital deficit of $(1,328,144).

On September 28, 2021, the Company issued an unsecured promissory note to the Sponsor, whereby the Sponsor has agreed to loan up to $1,000,000 to the Company for working capital needs (the “Sponsor Working Capital Loan”). The Sponsor Working Capital Loan accrues no interest on the unpaid principal balance. The Sponsor Working Capital Loan is due on the earlier of (i) the date on which the Company consummates its initial Business Combination and (ii) the date that the winding up of the Company is effective. As of June 30, 2022 and December 31, 2021, the Company has drawn down $650,000.

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

To complete a Business Combination, the Company may need to raise additional capital through loans or additional investments from the Sponsor, the Company’s officers or directors or third parties. Other than the Sponsor Working Capital Loan described above, the Company cannot provide assurance that new financing will be available to it on commercially acceptable terms, if at all. Additionally, the Company has until January 28, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If the Company does not consummate a Business Combination by such date and an extension has not been approved by the Company’s stockholders, there will be a mandatory liquidation and subsequent dissolution of the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through one year from the date of these condensed financial statements if a Business Combination is not consummated. These condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash and cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

Marketable Securities Held in Trust Account

At June 30, 2022, the assets held in the Trust Account were held in money market funds which invest in U.S. Treasury securities. During the six months ended June 30, 2022 and 2021, the Company did not withdraw any of the interest income from the Trust Account to pay its tax obligations.

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

D and Z Media Acquisition Corp.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 2—Significant Accounting Policies - Continued

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet as of June 30, 2022 and the balance sheet as of December 31, 2021. The fair values of cash and cash equivalents, prepaid assets, accounts payable and accrued expenses are estimated to approximate the carrying values as of June 30, 2022 and December 31, 2021 due to the short maturities of such instruments.

	Fair Value Measured as of June 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
U.S. Treasury Securities held in Trust Account	$287,885,616	$-	$-	$287,885,616
	$287,885,616	$-	$-	$287,885,616

Liabilities:
Private stock warrant liabilities	$-	$-	$510,000	$510,000
Convertible promissory note – related party	-	-	377,340	377,340
Public stock warrant liabilities	958,333	-	-	958,333
	$958,333	$-	$887,340	$1,845,673

	Fair Value Measured as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
U.S. Treasury Securities held in Trust Account	$287,517,214	$-	$-	$287,517,214
	$287,517,214	$-	$-	$287,517,214

Liabilities:
Private stock warrant liabilities	$-	$-	$2,958,000	$2,958,000
Convertible promissory note – related party	-	-	480,203	480,203
Public stock warrant liabilities	5,558,333	-	-	5,558,333
	$5,558,333	$-	$3,438,203	$8,996,536

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

D and Z Media Acquisition Corp.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 2—Significant Accounting Policies - Continued

As of June 30, 2022 and December 31, 2021, the estimated fair value of the Public Warrants was determined by their public trading price and the estimated fair value of the Private Placement Warrants was determined using a Modified Black-Scholes valuation model using Level 3 inputs. Significant inputs to the valuation are as follows:

	As of June 30, 2022	As of December 31, 2021
Exercise price	$11.50	$11.50
Stock price	9.81	9.75
Volatility	2.40%	13.50%
Term	5.00	5.00
Risk-free rate	3.01%	1.26%
Dividend yield	0.00%	0.00%

Convertible Promissory Note – Related Party

The Company utilizes a compound option valuation model to estimate fair value of the convertible promissory note at each reporting period with changes recognized in the statements of operations. Significant inputs to the valuation are as follows:

	As of June 30, 2022	As of December 31, 2021
Conversion price	$1.50	$1.50
Private warrant price	0.10	0.58
Volatility	2.40%	13.50%
Term	0.58	0.85
Risk-free rate	2.56%	0.29%
Dividend yield	0.00%	0.00%
Number of steps	50	50

The following table presents a summary of the changes in the fair value of the convertible promissory note – related party and Private Placement Warrants, Level 3 liabilities, measured on a recurring basis as of June 30, 2022 and December 31, 2021:

Convertible promissory note and private placement warrant liabilities at December 31, 2021	$3,438,203
Change in fair value of convertible promissory note – related party	(102,863)
Change in fair value of warrant liabilities	(2,448,000)
Convertible promissory note and private placement warrant liabilities at June 30, 2022	$887,340

Convertible promissory note and private placement warrant liabilities at December 31, 2020	$-
Issuance of private warrants	3,111,000
Proceeds received through convertible promissory note – related party	650,000
Change in fair value of convertible promissory note – related party	(169,797)
Change in fair value of warrant liabilities	(153,000)
Convertible promissory note and private placement warrant liabilities at December 31, 2021	$3,438,203

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. At June 30, 2022 and December 31, 2021, the Company has not experienced losses on these accounts.

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

Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable Class A common stock (including common stock shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, shares of common stock are classified as stockholders’ equity. The Company’s common stock shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, 28,750,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

At June 30, 2022 and December 31, 2021, the Class A common stock subject to possible redemption reflected in the balance sheet is reconciled in the following table:

Gross proceeds	$287,500,000
Less:
Common stock issuance costs	(15,978,191)
Derivative public warrant liability	(5,750,000)
Plus:
Fair value adjustment of carrying value to redemption value	21,728,191
Class A common stock subject to possible redemption	$287,500,000

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A-“Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO and were charged to stockholders’ equity upon the completion of the IPO. Accordingly, as of June 30, 2022 and December 31, 2021, offering costs in the aggregate of $15,978,191 have been charged to stockholders’ equity (consisting of $5,635,000 in cash underwriting fees, $9,861,250 in deferred underwriting fees and $481,941 of other offering costs).

D and Z Media Acquisition Corp.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 2—Significant Accounting Policies - Continued

Use of Estimates

The preparation of the condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities during the reporting period. Actual results could differ from those estimates.

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

The Financial Accounting Standards Board (“FASB”) ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company may be subject to potential examination by federal, state and city taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal, state and city tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. The effective tax rate differs from the statutory tax rate of 21% for the six months ended June 30, 2022 and 2021, due to the valuation allowance recorded on the Company’s net operating losses and permanent differences related to the warrant liabilities and convertible promissory note.

On March 27, 2020, the CARES Act was enacted in response to COVID-19 pandemic. Under ASC 740, the effects of changes in tax rates and laws are recognized in the period which the new legislation is enacted. The CARES Act made various tax law changes including among other things (i) increasing the limitation under Section 163(j) of the Internal Revenue Code of 1986, as amended (the “IRC”) for 2019 and 2020 to permit additional expensing of interest (ii) enacting a technical correction so that qualified improvement property can be immediately expensed under IRC Section 168(k), (iii) making modifications to the federal net operating loss rules including permitting federal net operating losses incurred in 2018, 2019, and 2020 to be carried back to the five preceding taxable years in order to generate a refund of previously paid income taxes and (iv) enhancing the recoverability of alternative minimum tax credits. Given the Company’s full valuation allowance position and capitalization of all costs, the CARES Act did not have an impact on the condensed financial statements.

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

D and Z Media Acquisition Corp.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 2—Significant Accounting Policies - Continued

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Class A Common Stock
Numerator: Earnings allocable to Redeemable Class A Common Stock
Net income (loss) allocable to Class A Common Stock subject to possible redemption	$4,576,868	$(5,347,236)
Denominator: Weighted Average Class A Common Stock
Basic and diluted weighted average shares outstanding	28,750,000	24,277,778
Basic and diluted net income (loss) per share	$0.16	$(0.22)

Non-redeemable common stock
Numerator: Net Loss minus Net Earnings
Net income (loss) allocable to non-redeemable common stock	$1,144,217	$(1,583,063)
Denominator: Weighted Average non-redeemable common stock
Basic and diluted weighted average shares outstanding	7,187,500	7,187,500
Basic and diluted net income (loss) per share	$0.16	$(0.22)

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021
Class A Common Stock
Numerator: Earnings allocable to Redeemable Class A Common Stock
Net income (loss) allocable to Class A Common Stock subject to possible redemption	$1,946,593	$(4,453,231)
Denominator: Weighted Average Class A Common Stock
Basic and diluted weighted average shares outstanding	28,750,000	28,750,000
Basic and diluted net income (loss) per share	$0.07	$(0.15)

Non-redeemable common stock
Numerator: Net Loss minus Net Earnings
Net income (loss) allocable to non-redeemable common stock	$486,648	$(1,113,308)
Denominator: Weighted Average non-redeemable common stock
Basic and diluted weighted average shares outstanding	7,187,500	7,187,500
Basic and diluted net income (loss) per share	$0.07	$(0.15)

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 effective January 1, 2022. The adoption of ASU 2020-06 did not have an impact on the Company’s financial statements.

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

D and Z Media Acquisition Corp.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 5—Related Party Transactions - Continued

On September 28, 2021, the Company issued an unsecured promissory note to the Sponsor, whereby the Sponsor has agreed to loan up to $1,000,000 to the Company for working capital needs. The Sponsor Working Capital Loan accrues no interest on the unpaid principal balance. The Sponsor Working Capital Loan is due on the earlier of (i) the date on which the Company consummates its initial Business Combination and (ii) the date that the winding up of the Company is effective. At the discretion of the Sponsor, the Sponsor Working Capital Loan may be convertible into warrants of the post -Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2022, the Company had an outstanding balance of $650,000 under the Sponsor Working Capital Loan. This note was valued using the fair value method as discussed in Note 2. The fair value of the note as of June 30, 2022 and December 31, 2021, was $377,340 and $480,203, respectively, which resulted in a change in fair value of the convertible promissory note of $102,863 recorded in the statements of operations for the six months ended June 30, 2022.

Service and Administrative Fees

The Company had agreed, commencing on January 26, 2021, to pay the Sponsor a total of $15,000 per month for office space, secretarial and administrative support until completion of the Business Combination or the Company’s liquidation. On May 25, 2021, the Company and the Sponsor agreed to cease such agreement.

Services Agreement

In February 2021, the Sponsor entered into a Strategic Services Agreement (the “Services Agreement”) with the Company’s Chief Financial Officer (CFO) to provide services to the Company. The Sponsor agreed to pay the CFO $30,000 on a monthly basis for services until the earlier of the Company completing a Business Combination or January 31, 2022. The Services Agreement was subsequently amended on January 31, 2022 to extend its term through the earlier of the Company completing a Business Combination or the Company’s liquidation (see Note 10). In accordance with SEC SAB 5T, “Accounting for Expenses or Liabilities Paid by Principal Stockholder,” the Company recorded a $180,000 and $150,000 as formation and operating costs with a credit to additional paid-in capital as executive compensation for the six months ended June 30, 2022 and June 30, 2021, respectively.

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

D and Z Media Acquisition Corp.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 7—Stockholders’ Equity

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock—The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. At June 30, 2022 and December 31, 2021, there were no Class A common shares issued and outstanding, excluding 28,750,000 Class A shares subject to possible redemption.

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

Note 9—Subsequent Events

The Company evaluated events that have occurred after the balance sheet date through the date on which the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events, except as noted, that would have required adjustment or disclosure in the condensed financial statements.

On July 1, 2022, the Company transferred $280,050 of interest income from the Trust Account to the Company’s operating account to reimburse for Delaware franchise taxes of $200,050 paid in 2021 and $80,000 paid in 2022.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through June 30, 2022 were organizational activities and those necessary to prepare for our Initial Public Offering, described below, and, since our Initial Public Offering, our activity has been limited to identifying a target company for our initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account established for the benefit of our public stockholders (the “Trust Account”). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, our initial Business Combination.

For the three months ended June 30, 2022, we had a net income of $2,433,241, which consisted of operating costs of $1,037,705, offset by interest income on marketable securities held in the Trust Account of $344,935, change in fair value of convertible promissory note – related party totaling $189,344 and change in warrant liability fair value of $2,936,667.

For the six months ended June 30, 2022, we had a net income of $5,721,085, which consisted of operating costs of $1,798,179, offset by interest income on marketable securities held in the Trust Account of $368,401, change in fair value of convertible promissory note – related party totaling $102,863 and change in warrant liability fair value of $7,048,000.

For the three months ended June 30, 2021, we had a net loss of $5,566,539, which consisted of operating costs of $527,575 and change in warrant liability fair value of $5,043,333, offset by interest income on marketable securities held in the Trust Account of $4,369.

For the six months ended June 30, 2021, we had a net loss of $6,930,299, which consisted of operating costs of $1,894,312 and change in warrant liability fair value of $5,043,333, offset by interest income on marketable securities held in the Trust Account of $7,346.

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

For the six months ended June 30, 2022, cash used in operating activities was $442,364. Net income of $5,721,085 was affected by change in fair value of warrant liability of $7,048,000, change in fair value of convertible promissory note – related party totaling $102,863, interest earned on marketable securities held in the Trust Account of $368,401, executive compensation of $180,000 and changes in operating assets and liabilities, which provided $1,175,817 of cash from operating activities.

For the six months ended June 30, 2021, cash used in operating activities was $1,546,429. Net loss of $6,930,299 was affected by change in fair value of warrant liability of $5,043,333, interest earned on marketable securities held in the Trust Account of $7,346, executive compensation cost of $150,000 and changes in operating assets and liabilities, which provided $197,883 of cash from operating activities.

As of June 30, 2022, we had marketable securities held in the Trust Account of $287,885,616. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (excluding deferred underwriting commissions), to complete our initial Business Combination. We may withdraw interest to pay our taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2022, we had cash held outside the Trust Account of $412,957. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial Business Combination.

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

On September 28, 2021, we issued an unsecured promissory note to the Sponsor, whereby the Sponsor has agreed to loan up to $1,000,000 to us for working capital needs (the “Sponsor Working Capital Loan”). The Sponsor Working Capital Loan accrues no interest on the unpaid principal balance. The Sponsor Working Capital Loan is due on the earlier of (i) the date on which we consummate our initial Business Combination and (ii) the date that our winding up is effective. At the discretion of the Sponsor, the Sponsor Working Capital Loan may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2022, we had an outstanding balance of $650,000 under the Sponsor Working Capital Loan.

To complete our initial Business Combination, we may need to raise additional capital through loans or additional investments from the Sponsor, our officers or directors or third parties. Other than the Sponsor Working Capital Loan described above, we cannot provide assurance that new financing will be available to us on commercially acceptable terms, if at all. Additionally, we have until January 28, 2023 to consummate our initial Business Combination. It is uncertain that we will be able to consummate our initial Business Combination by this time. If we do not consummate our initial Business Combination by such date and an extension has not been approved by our stockholders, there will be a mandatory liquidation and subsequent dissolution of the Company. These conditions raise substantial doubt about our ability to continue as a going concern through one year from the date of the financial statements if our initial Business Combination is not consummated. The financial statements do not include any adjustments relating to the recovery of the recorded assets or classification of the liabilities that might be necessary should we be unable to continue as a going concern.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2022.

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

Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable Class A common stock (including common stock shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, shares of common stock are classified as stockholders’ equity. Our common stock shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2022, 28,750,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheet.

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

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We adopted ASU 2020-06 effective January 1, 2022. The adoption of ASU 2020-06 did not have an impact on our financial statements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal quarter ended June 30, 2022. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2022, due solely to the material weaknesses in our internal control over financial reporting related to our accounting for complex financial instruments, as described in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 filed with the SEC on November 12, 2021. As a result, we performed additional analyses as deemed necessary to ensure that our financial statements were prepared in accordance with accounting principles generally accepted in the United States of America. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Recent increases in inflation in the United States and elsewhere could make it more difficult for us to complete our initial Business Combination.

Recent increases in inflation in the United States and elsewhere may lead to increased price volatility for publicly traded securities, including ours, or other national, regional or international economic disruptions, any of which could make it more difficult for us to complete our initial Business Combination.

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

D and z media acquisition corp.

Date: August 5, 2022	By:	/s/ Betty Liu
	Name:	Betty Liu
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2022	By:	/s/ Mark Wiltamuth
	Name:	Mark Wiltamuth
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)