Form 10-Q
period 2022-09-30
D & Z Media Acquisition Corp.
filed 2022-11-07
CIK 1830374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of November 7, 2022, there were 28,750,000 shares of Class A common stock, par value $0.0001 per share, and 7,187,500 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

D AND Z MEDIA ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

D AND Z MEDIA ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(unaudited)	(audited)
ASSETS

CURRENT ASSETS:
Cash	$361,777	$855,321
Prepaid expenses	123,746	365,000
Total current assets	485,523	1,220,321

Prepaid expenses, net of current portion	-	30,417
Marketable securities held in Trust Account	288,779,092	287,517,214

TOTAL ASSETS	$289,264,615	$288,767,952

LIABILITIES AND CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,337,077	$1,260,702
Total current liabilities	2,337,077	1,260,702

Convertible promissory note - related party	371,582	480,203
Income tax payable	253,751	-
Deferred underwriting fee payable	10,062,500	10,062,500
Warrant liability	440,500	8,516,333

TOTAL LIABILITIES	13,465,410	20,319,738

Commitments (Note 7)
Class A common stock subject to possible redemption, 28,750,000 at $10.00 redemption value	287,500,000	287,500,000

Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; no shares issued and outstanding	-	-
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 7,187,500 shares issued and outstanding	719	719
Additional paid-in capital	540,000	270,000
Accumulated deficit	(12,241,514)	(19,322,505)
Total stockholders’ deficit	(11,700,795)	(19,051,786)

TOTAL LIABILITIES AND CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$289,264,615	$288,767,952

See accompanying notes to unaudited condensed financial statements.

D AND Z MEDIA ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Formation and operating costs	$(593,460)	$(356,477)	$(2,391,640)	$(2,250,788)
Loss from operations	(593,460)	(356,477)	(2,391,640)	(2,250,788)

Other income (loss)
Change in fair value of convertible promissory note - related party	5,758	-	108,621	-
Change in warrant liability	1,027,833	4,653,833	8,075,833	(389,500)
Interest income	1,173,526	2,977	1,541,928	10,322

Total other income (loss)	2,207,117	4,656,810	9,726,382	(379,178)
Net income (loss) before income taxes	1,613,657	4,300,333	7,334,742	(2,629,966)
Income tax expense	(253,751)	-	(253,751)	-
Net income (loss) allocable to common stockholders	$1,359,906	$4,300,333	$7,080,991	$(2,629,966)
Weighted average shares outstanding, redeemable Class A common stock	28,750,000	28,750,000	28,750,000	25,801,282
Basic and diluted net income (loss) per share, redeemable Class A common stock	$0.04	$0.12	$0.20	$(0.08)
Weighted average shares outstanding, non-redeemable common stock	7,187,500	7,187,500	7,187,500	7,187,500
Basic and diluted net income (loss) per share, non-redeemable common stock	$0.04	$0.12	$0.20	$(0.08)

See accompanying notes to unaudited condensed financial statements.

D AND Z MEDIA ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

NINE MONTHS ENDED SEPTEMBER 30, 2022

					Total
	Common Stock Class B		Additional Paid-in	Accumulated	Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance - December 31, 2021	7,187,500	$719	$270,000	$(19,322,505)	$(19,051,786)
Executive compensation	-	-	90,000	-	90,000
Net income	-	-	-	3,287,844	3,287,844
Balance - March 31, 2022 (unaudited)	7,187,500	719	360,000	(16,034,661)	(15,673,942)
Executive compensation	-	-	90,000	-	90,000
Net income	-	-	-	2,433,241	2,433,241
Balance - June 30, 2022 (unaudited)	7,187,500	719	450,000	(13,601,420)	(13,150,701)
Executive compensation	-	-	90,000	-	90,000
Net income	-	-	-	1,359,906	1,359,906
Balance - September 30, 2022 (unaudited)	7,187,500	$719	$540,000	$(12,241,514)	$(11,700,795)

NINE MONTHS ENDED SEPTEMBER 30, 2021

					Total
	Common Stock Class B		Additional Paid-in	Accumulated	Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance - December 31, 2020	7,187,500	$719	$24,281	$(53,709)	$(28,709)
Accretion for Class A common stock to redemption amount	-	-	(84,281)	(17,104,910)	(17,189,191)
Executive compensation	-	-	60,000	-	60,000
Net loss	-	-	-	(1,363,760)	(1,363,760)
Balance - March 31, 2021 (unaudited)	7,187,500	719	-	(18,522,379)	(18,521,660)
Executive compensation	-	-	90,000	-	90,000
Net loss	-	-	-	(5,566,539)	(5,566,539)
Balance - June 30, 2021 (unaudited)	7,187,500	719	90,000	(24,088,918)	(23,998,199)
Executive compensation	-	-	90,000	-	90,000
Net income	-	-	-	4,300,333	4,300,333
Balance - September 30, 2021 (unaudited)	7,187,500	$719	$180,000	$(19,788,585)	$(19,607,866)

See accompanying notes to unaudited condensed financial statements.

D AND Z MEDIA ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$7,080,991	$(2,629,966)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of convertible promissory note - related party	(108,621)	-
Change in warrant liability	(8,075,833)	389,500
Interest income earned on investment held in Trust Account	(1,541,928)	(10,322)
Executive compensation	270,000	240,000
Changes in operating assets and liabilities:
Prepaid expenses	271,671	(490,317)
Income tax payable	253,751	-
Accounts payable and accrued expenses	1,076,375	942,292
Net cash used in operating activities	(773,594)	(1,558,813)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash deposited into Trust Account	-	(287,500,000)
Net cash used in investing activities	-	(287,500,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of Units in Public Offering	-	287,500,000
Proceeds from sale of Private Placement Warrants	-	7,650,000
Proceeds of working capital loan	-	650,000
Proceeds of promissory note - related party	-	56,367
Payment of promissory note - related party	-	(215,992)
Payment of offering costs	-	(5,696,071)
Funds withdrawn from Trust Account for franchise taxes	280,050	-
Net cash provided by financing activities	280,050	289,944,304

NET (DECREASE) INCREASE IN CASH	(493,544)	885,491
CASH BEGINNING OF PERIOD	855,321	9,325
CASH END OF PERIOD	$361,777	$894,816

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

Deferred underwriting commission charged to additional paid-in capital	$-	$10,062,500

Initial classification of common stock subject to possible redemption	$-	$287,500,000

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

As of September 30, 2022 and December 31, 2021, the Company had not commenced any operations. All activity through September 30, 2022 relates to the Company’s formation and the initial public offering (“IPO”) described below and since completion of the IPO, searching for a target with which to consummate a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31st as its fiscal year end.

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

The Company will have until January 28, 2023 to consummate a Business Combination (as such period may be extended pursuant to the Amended and Restated Certificate of Incorporation, the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes (less up to $100,000 to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period. The Company has filed preliminary proxy materials with respect to a special meeting of stockholders seeking approval of, among other matters, a proposal to extend the Combination Period to July 31, 2023 or such earlier date as determined by the Company’s board of directors (the “Proposed Extension”). See Note 9 below.

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

Basis of Presentation

The accompanying condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of the financial position as of September 30, 2022 and the results of operations and cash flows for the period presented and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The financial information as of December 31, 2021 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The interim results for the nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

Liquidity, Capital Resources and Going Concern

As of September 30, 2022, the Company had $361,777 of cash and cash equivalents and working capital deficit of $(1,781,554).

On September 28, 2021, the Company issued an unsecured promissory note to the Sponsor, whereby the Sponsor has agreed to loan up to $1,000,000 to the Company for working capital needs (the “Sponsor Working Capital Loan”). The Sponsor Working Capital Loan accrues no interest on the unpaid principal balance. The Sponsor Working Capital Loan is due on the earlier of (i) the date on which the Company consummates its initial Business Combination and (ii) the date that the winding up of the Company is effective. As of September 30, 2022 and December 31, 2021, the Company has drawn down $650,000.

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

D and Z Media Acquisition Corp.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 2—Significant Accounting Policies - Continued

To complete a Business Combination, the Company may need to raise additional capital through loans or additional investments from the Sponsor, the Company’s officers or directors or third parties. Other than the Sponsor Working Capital Loan described above, the Company cannot provide assurance that new financing will be available to it on commercially acceptable terms, if at all. Additionally, the Company has until January 28, 2023 to consummate a Business Combination, subject to the approval and implementation of the Proposed Extension. It is uncertain that the Company will be able to consummate a Business Combination by this time or that the Proposed Extension will be approved and implemented. If the Company does not consummate a Business Combination by such date and an extension has not been approved by the Company’s stockholders, there will be a mandatory liquidation and subsequent dissolution of the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through one year from the date of these condensed financial statements if a Business Combination is not consummated. These condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash and cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.

Marketable Securities Held in Trust Account

At September 30, 2022, the assets held in the Trust Account were held in money market funds which invest in U.S. Treasury securities. During the nine months ended September 30, 2022 the Company withdrew $280,050 of interest income from the Trust Account to pay its tax obligations. During the nine months ended September 30, 2021, there were no withdrawals.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet as of September 30, 2022 and the balance sheet as of December 31, 2021. The fair values of cash and cash equivalents, prepaid assets, accounts payable and accrued expenses are estimated to approximate the carrying values as of September 30, 2022 and December 31, 2021 due to the short maturities of such instruments.

D and Z Media Acquisition Corp.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 2—Significant Accounting Policies - Continued

	Fair Value Measured as of September 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
U.S. Treasury Securities held in Trust Account	$288,779,092	$-	$-	$288,779,092
	$288,779,092	$-	$-	$288,779,092

Liabilities:
Private stock warrant liabilities	$-	$-	$153,000	$153,000
Convertible promissory note – related party	-	-	371,582	371,582
Public stock warrant liabilities	287,500	-	-	287,500
	$287,500	$-	$524,582	$812,082

	Fair Value Measured as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
U.S. Treasury Securities held in Trust Account	$287,517,214	$-	$-	$287,517,214
	$287,517,214	$-	$-	$287,517,214

Liabilities:
Private stock warrant liabilities	$-	$-	$2,958,000	$2,958,000
Convertible promissory note – related party	-	-	480,203	480,203
Public stock warrant liabilities	5,558,333	-	-	5,558,333
	$5,558,333	$-	$3,438,203	$8,996,536

Warrants

The Warrants are accounted for as liabilities pursuant to FASB ASC Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40”) and are measured at fair value as of each reporting period. Changes in the fair value of the Warrants are recorded in the statement of operations each period.

As of September 30, 2022 and December 31, 2021, the estimated fair value of the Public Warrants was determined by their public trading price and the estimated fair value of the Private Placement Warrants was determined using a Modified Black-Scholes valuation model using Level 3 inputs. Significant inputs to the valuation are as follows:

	As of September 30, 2022	As of December 31, 2021
Exercise price	$11.50	$11.50
Stock price	9.87	9.75
Volatility	2.40%	13.50%
Term	5.00	5.00
Risk-free rate	4.06%	1.26%
Dividend yield	0.00%	0.00%

D and Z Media Acquisition Corp.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 2—Significant Accounting Policies - Continued

Convertible Promissory Note – Related Party

The Company utilizes a compound option valuation model to estimate fair value of the convertible promissory note at each reporting period with changes recognized in the statements of operations. Significant inputs to the valuation are as follows:

	As of September 30, 2022	As of December 31, 2021
Conversion price	$1.50	$1.50
Private warrant price	0.03	0.58
Volatility	2.40%	13.50%
Term	0.75	0.85
Risk-free rate	3.99%	0.29%
Dividend yield	0.00%	0.00%
Number of steps	50	50

The following table presents a summary of the changes in the fair value of the convertible promissory note – related party and Private Placement Warrants, Level 3 liabilities, measured on a recurring basis as of September 30, 2022 and December 31, 2021:

Convertible promissory note and private placement warrant liabilities at December 31, 2021	$3,438,203
Change in fair value of convertible promissory note – related party	(108,621)
Change in fair value of warrant liabilities	(2,805,000)
Convertible promissory note and private placement warrant liabilities at September 30, 2022	$524,582

Convertible promissory note and private placement warrant liabilities at December 31, 2020	$-
Issuance of private warrants	3,111,000
Proceeds received through convertible promissory note – related party	650,000
Change in fair value of convertible promissory note – related party	(169,797)
Change in fair value of warrant liabilities	(153,000)
Convertible promissory note and private placement warrant liabilities at December 31, 2021	$3,438,203

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. At September 30, 2022 and December 31, 2021, the Company has not experienced losses on these accounts.

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
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 2—Significant Accounting Policies - Continued

Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable Class A common stock (including common stock shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, shares of common stock are classified as stockholders’ equity. The Company’s common stock shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2022 and December 31, 2021, 28,750,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

At September 30, 2022 and December 31, 2021, the Class A common stock subject to possible redemption reflected in the balance sheet is reconciled in the following table:

Gross proceeds	$287,500,000
Less:
Common stock issuance costs	(15,978,191)
Derivative public warrant liability	(5,750,000)
Plus:
Fair value adjustment of carrying value to redemption value	21,728,191
Class A common stock subject to possible redemption	$287,500,000

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A-“Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO and were charged to stockholders’ equity upon the completion of the IPO. Accordingly, as of September 30, 2022 and December 31, 2021, offering costs in the aggregate of $15,978,191 have been charged to stockholders’ equity (consisting of $5,635,000 in cash underwriting fees, $9,861,250 in deferred underwriting fees and $481,941 of other offering costs).

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

The Financial Accounting Standards Board (“FASB”) ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company may be subject to potential examination by federal, state and city taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal, state and city tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. The Company’s effective tax rate was 15.73% and 0.00% for the three months ended September 30, 2022 and 2021, respectively, and 3.46% and 0.00% for the nine months ended September 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2022 and 2021, due to the change in valuation allowance on the deferred tax assets, change in warrant liability and the change in fair value of convertible promissory note.

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

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Class A Common Stock
Numerator: Earnings allocable to Redeemable Class A Common Stock
Net income (loss) allocable to Class A Common Stock subject to possible redemption	$5,664,793	$(2,056,957)
Denominator: Weighted Average Class A Common Stock
Basic and diluted weighted average shares outstanding	28,750,000	25,801,282
Basic and diluted net income (loss) per share	$0.20	$(0.08)

Non-redeemable common stock
Numerator: Net Loss minus Net Earnings
Net income (loss) allocable to non-redeemable common stock	$1,416,198	$(573,009)
Denominator: Weighted Average non-redeemable common stock
Basic and diluted weighted average shares outstanding	7,187,500	7,187,500
Basic and diluted net income (loss) per share	$0.20	$(0.08)

D and Z Media Acquisition Corp.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 2—Significant Accounting Policies - Continued

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021
Class A Common Stock
Numerator: Earnings allocable to Redeemable Class A Common Stock
Net income allocable to Class A Common Stock subject to possible redemption	$1,087,925	$3,440,267
Denominator: Weighted Average Class A Common Stock
Basic and diluted weighted average shares outstanding	28,750,000	28,750,000
Basic and diluted net income per share	$0.04	$0.12

Non-redeemable common stock
Numerator: Net Loss minus Net Earnings
Net income allocable to non-redeemable common stock	$271,981	$860,067
Denominator: Weighted Average non-redeemable common stock
Basic and diluted weighted average shares outstanding	7,187,500	7,187,500
Basic and diluted net income per share	$0.04	$0.12

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

On September 28, 2021, the Company issued an unsecured promissory note to the Sponsor, whereby the Sponsor has agreed to loan up to $1,000,000 to the Company for working capital needs. The Sponsor Working Capital Loan accrues no interest on the unpaid principal balance. The Sponsor Working Capital Loan is due on the earlier of (i) the date on which the Company consummates its initial Business Combination and (ii) the date that the winding up of the Company is effective. At the discretion of the Sponsor, the Sponsor Working Capital Loan may be convertible into warrants of the post -Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2022, the Company had an outstanding balance of $650,000 under the Sponsor Working Capital Loan. This note was valued using the fair value method as discussed in Note 2. The fair value of the note as of September 30, 2022 and December 31, 2021, was $371,582 and $480,203, respectively, which resulted in a change in fair value of the convertible promissory note of $108,621 recorded in the statements of operations for the nine months ended September 30, 2022.

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

D and Z Media Acquisition Corp.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 5—Related Party Transactions - Continued

In accordance with SEC SAB 5T, “Accounting for Expenses or Liabilities Paid by Principal Stockholder,” the Company recorded a $270,000 and $240,000 as formation and operating costs with a credit to additional paid-in capital as executive compensation for the nine months ended September 30, 2022 and September 30, 2021, respectively.

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

Note 7—Stockholders’ Equity

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock—The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. At September 30, 2022 and December 31, 2021, there were no Class A common shares issued and outstanding, excluding 28,750,000 Class A shares subject to possible redemption.

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

On October 5, 2022, the Company transferred $40,000 of interest income from the Trust Account to the Company’s operating account to reimburse for Delaware franchise taxes of $40,000 paid in 2022.

On October 28, 2022, the Company filed with the SEC preliminary proxy materials with respect to a proposed special meeting of stockholders seeking approval of, among other matters, the Proposed Extension. The Company’s board of directors may determine at any time not to proceed with the Proposed Extension. There can be no assurance that definitive proxy materials will be filed and distributed to the Company’s stockholders as of the record date for such proposed meeting or, if the Proposed Extension and other related proposals are approved by the Company’s stockholders, that the Company’s board of directors will ultimately determine to implement the Proposed Extension. If the Proposed Extension is approved and implemented, public stockholders will be entitled to redeem their properly tendered Public Shares for a pro rata portion of the amount in the Trust Account, in accordance with the Amended and Restated Certificate of Incorporation.

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

Recent Developments

On October 28, 2022, we filed with the SEC preliminary proxy materials with respect to a proposed special meeting of stockholders seeking approval of, among other matters, a proposal to extend the date by which we must consummate an initial Business Combination from January 28, 2023 to July 31, 2023 or such earlier date as determined by our board of directors (the “Proposed Extension”, and such later date, the “Proposed Extended Date”). Our board of directors may determine at any time not to proceed with the Proposed Extension. There can be no assurance that definitive proxy materials will be filed and distributed to our stockholders as of the record date for such proposed meeting or, if the Proposed Extension and other related proposals are approved by our stockholders, that our board of directors will ultimately determine to implement the Proposed Extension. If the Proposed Extension is approved and implemented, our public stockholders will be entitled to redeem their properly tendered public shares for a pro rata portion of the amount in the trust account established for the benefit of our public stockholders (the “Trust Account”), in accordance with our charter.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through September 30, 2022 were organizational activities and those necessary to prepare for our Initial Public Offering, described below, and, since our Initial Public Offering, our activity has been limited to identifying a target company for our initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, our initial Business Combination.

For the three months ended September 30, 2022, we had a net income of $1,359,906, which consisted of operating costs of $593,460 and income tax expense of $253,751, offset by interest income on marketable securities held in the Trust Account of $1,173,526, change in fair value of convertible promissory note – related party totaling $5,758, change in warrant liability fair value of $1,027,833.

For the nine months ended September 30, 2022, we had a net income of $7,080,991, which consisted of operating costs of $2,391,640 and income tax expense of $253,751, offset by interest income on marketable securities held in the Trust Account of $1,541,928, change in fair value of convertible promissory note – related party totaling $108,621 and change in warrant liability fair value of $8,075,833.

For the three months ended September 30, 2021, we had a net income of $4,300,333, which consisted of operating costs of $356,477, offset by interest income on marketable securities held in the Trust Account of $2,977 and change in warrant liability fair value of $4,653,833.

For the nine months ended September 30, 2021, we had a net loss of $2,629,966, which consisted of operating costs of $2,250,788 and change in warrant liability fair value of $389,500, offset by interest income on marketable securities held in the Trust Account of $10,322.

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

For the nine months ended September 30, 2022, cash used in operating activities was $773,594. Net income of $7,080,991 was affected by change in fair value of warrant liability of $8,075,833, change in fair value of convertible promissory note – related party totaling $108,621, interest earned on marketable securities held in the Trust Account of $1,541,928, executive compensation of $270,000 and changes in operating assets and liabilities, which provided $1,601,797 of cash from operating activities.

For the nine months ended September 30, 2021, cash used in operating activities was $1,558,813. Net loss of $2,629,966 was affected by change in fair value of warrant liability of $389,500, interest earned on marketable securities held in the Trust Account of $10,322, executive compensation cost of $240,000 and changes in operating assets and liabilities, which provided $451,975 of cash from operating activities.

As of September 30, 2022, we had marketable securities held in the Trust Account of $288,779,092. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (excluding deferred underwriting commissions), to complete our initial Business Combination. We may withdraw interest to pay our taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2022, we had cash held outside the Trust Account of $361,777. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial Business Combination.

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

On September 28, 2021, we issued an unsecured promissory note to the Sponsor, whereby the Sponsor has agreed to loan up to $1,000,000 to us for working capital needs (the “Sponsor Working Capital Loan”). The Sponsor Working Capital Loan accrues no interest on the unpaid principal balance. The Sponsor Working Capital Loan is due on the earlier of (i) the date on which we consummate our initial Business Combination and (ii) the date that our winding up is effective. At the discretion of the Sponsor, the Sponsor Working Capital Loan may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2022, we had an outstanding balance of $650,000 under the Sponsor Working Capital Loan.

To complete our initial Business Combination, we may need to raise additional capital through loans or additional investments from the Sponsor, our officers or directors or third parties. Other than the Sponsor Working Capital Loan described above, we cannot provide assurance that new financing will be available to us on commercially acceptable terms, if at all. Additionally, we have until January 28, 2023 to consummate our initial Business Combination, subject to the approval and implementation of the Proposed Extension. It is uncertain that we will be able to consummate our initial Business Combination by this time or that the Proposed Extension will be approved and implemented. If we do not consummate our initial Business Combination by such date and an extension has not been approved by our stockholders, there will be a mandatory liquidation and subsequent dissolution of the Company. These conditions raise substantial doubt about our ability to continue as a going concern through one year from the date of the financial statements if our initial Business Combination is not consummated. The financial statements do not include any adjustments relating to the recovery of the recorded assets or classification of the liabilities that might be necessary should we be unable to continue as a going concern.

Moreover, we may need to obtain additional financing to complete our initial Business Combination because the transaction requires more cash than is available from the proceeds held in the Trust Account or because we become obligated to redeem a significant number of our public shares upon implementation of the Proposed Extension, if approved and implemented, or completion of our initial Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. If we are unable to complete our initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2022.

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

Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable Class A common stock (including common stock shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, shares of common stock are classified as stockholders’ equity. Our common stock shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2022, 28,750,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheet.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal quarter ended September 30, 2022. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2022, due solely to the material weaknesses in our internal control over financial reporting related to our accounting for complex financial instruments, as described in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 filed with the SEC on November 12, 2021. As a result, we performed additional analyses as deemed necessary to ensure that our financial statements were prepared in accordance with accounting principles generally accepted in the United States of America. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”) relating to, among other items, enhancing disclosures in business combination transactions involving special purpose acquisition companies (“SPACs”) and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”). These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our ability to negotiate and complete our initial Business Combination and may increase the costs and time related thereto.

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

Were we considered to be a “foreign person,” we might not be able to complete an initial Business Combination with a U.S. target company if such initial Business Combination is subject to U.S. foreign investment regulations and review by a U.S. government entity such as the Committee on Foreign Investment in the United States (“CFIUS”), or ultimately prohibited.

Certain federally licensed businesses in the United States, such as broadcasters and airlines, may be subject to rules or regulations that limit foreign ownership. In addition, CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States. Were we considered to be a “foreign person” under such rules and regulations, any proposed Business Combination between us and a U.S. business engaged in a regulated industry or which may affect national security could be subject to such foreign ownership restrictions and/or CFIUS review. The scope of CFIUS was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”) to include certain non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subject certain categories of investments to mandatory filings. If a potential initial Business Combination with a U.S. business falls within the scope of foreign ownership restrictions, we may be unable to consummate an initial Business Combination with such business. In addition, if a potential initial Business Combination falls within CFIUS’s jurisdiction, we may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with the initial Business Combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial Business Combination. The Sponsor is a U.S. entity, the managing member of the Sponsor is a U.S. entity and the sole manager of such managing member is a U.S. person. However, if CFIUS has jurisdiction over our initial Business Combination, CFIUS may decide to block or delay our initial Business Combination, impose conditions to mitigate national security concerns with respect to such initial Business Combination or order us to divest all or a portion of a U.S. business of the combined company if we had proceeded without first obtaining CFIUS clearance. If we were considered to be a “foreign person,” the foreign ownership limitations, and the potential impact of CFIUS, may limit the attractiveness of a transaction with us or prevent us from pursuing certain initial Business Combination opportunities that we believe would otherwise be beneficial to us and our stockholders. As a result, in such circumstances, the pool of potential targets with which we could complete an initial Business Combination could be limited and we may be adversely affected in terms of competing with other SPACs that do not have similar foreign ownership issues.

Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial Business Combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, our public stockholders may only receive $10.00 per share, and our warrants will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

A new 1% U.S. federal excise tax could be imposed on us in connection with redemptions by us of our shares.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of, the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022 may be subject to the excise tax, including in connection with our initial Business Combination, certain amendments to our charter or otherwise. Whether and to what extent we would be subject to the excise tax would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the initial Business Combination, certain amendments to our charter or otherwise, (ii) the structure of the initial Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with the initial Business Combination (or otherwise issued not in connection with the initial Business Combination but issued within the same taxable year of the initial Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by us, and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete our initial Business Combination and in our ability to complete our initial Business Combination.

If we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted and, as a result, we may abandon our efforts to consummate an initial Business Combination and liquidate.

On March 30, 2022, the SEC issued the SPAC Rule Proposals relating to, among other things, circumstances in which SPACs could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria, including a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a Current Report on Form 8-K announcing that it has entered into an agreement with a target company for an initial business combination no later than 18 months after the effective date of its registration statement for its initial public offering (the “IPO Registration Statement”). The company would then be required to complete its initial business combination no later than 24 months after the effective date of the IPO Registration Statement.

There is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours, that has not entered into a definitive agreement within 18 months after the effective date of the IPO Registration Statement or that may not complete its initial business combination within 24 months after such date. We have not entered into a definitive initial Business Combination agreement within 18 months after the effective date of our IPO Registration Statement and may not complete our initial Business Combination within 24 months of such date. It is possible that a claim could be made that we have been operating as an unregistered investment company.

If we are deemed to be an investment company under the Investment Company Act, our activities would be severely restricted. In addition, we would be subject to burdensome compliance requirements. We do not believe that our principal activities will subject us to regulation as an investment company under the Investment Company Act. However, if we are deemed to be an investment company and subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. As a result, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial Business Combination and instead to liquidate. If we are required to liquidate, our stockholders would not be able to realize the benefits of owning stock in a successor operating business, including the potential appreciation in the value of our stock and warrants following such a transaction, and our warrants would expire worthless.

If we instruct the trustee to liquidate the securities held in the Trust Account and instead to hold the funds in the Trust Account in cash until the earlier of the consummation of an initial Business Combination or our liquidation, we may be able to mitigate the risk that we could be deemed to be an investment company for purposes of the Investment Company Act. Following the liquidation of securities in the Trust Account, we would likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

The funds in the Trust Account have, since our Initial Public Offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, on or prior to the 24-month anniversary of the effective date of the IPO Registration Statement, instruct the trustee with respect to the Trust Account to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash until the earlier of consummation of an initial Business Combination or liquidation of the Company. Following such liquidation of the securities held in the Trust Account, we would likely receive minimal interest, if any, on the funds held in the Trust Account. However, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the Trust Account and thereafter to hold all funds in the Trust Account in cash would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

In addition, even prior to the 24-month anniversary of the effective date of the IPO Registration Statement, we may be deemed to be an investment company. The longer that the funds in the Trust Account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary, the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate the Company. Accordingly, we may determine, in our discretion, to liquidate the securities held in the Trust Account at any time, even prior to the 24-month anniversary, and instead hold all funds in the Trust Account in cash, which would further reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company. As of the date of this Quarterly Report, we have not yet made any such determination to liquidate the securities held in the Trust Account.

There are no assurances that the Proposed Extension, if approved and implemented, will enable us to complete an initial Business Combination.

Approving the Proposed Extension involves a number of risks. Even if the Proposed Extension and related proposals are approved and the Proposed Extension is implemented, we can provide no assurances that an initial Business Combination will be consummated prior to the Extended Date. Our ability to consummate any Business Combination is dependent on a variety of factors, many of which are beyond our control. If the Proposed Extension and related proposals are approved and the Proposed Extension is implemented, we expect to seek stockholder approval of an initial Business Combination. We are required to offer our public stockholders the opportunity to redeem their public shares in connection with the Proposed Extension, and we will be required to offer our public stockholders redemption rights again in connection with any stockholder vote to approve an initial Business Combination. Even if such proposals are approved and the Proposed Extension is implemented, or if an initial Business Combination is approved by our stockholders, it is possible that redemptions will leave us with insufficient cash to consummate an initial Business Combination on commercially acceptable terms, or at all. The fact that we will have separate redemption periods in connection with the implementation of the Proposed Extension and an initial Business Combination vote could exacerbate these risks. Other than in connection with a redemption offer or liquidation, our stockholders may be unable to recover their investment except through sales of our shares on the open market. The price of our shares may be volatile, and there can be no assurance that stockholders will be able to dispose of their shares at favorable prices, or at all.

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

D and z media acquisition corp.

Date: November 7, 2022	By:	/s/ Betty Liu
	Name:	Betty Liu
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2022	By:	/s/ Mark Wiltamuth
	Name:	Mark Wiltamuth
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)